Form 10QSB
period 1996-09-30
WOOD BANCORP INC
filed 1996-11-13
CIK 906346

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1996

Commission File Number 0-22034

                               WOOD BANCORP, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                   34-1742860
--------                                                   ----------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

                124 East Court Street, Bowling Green, Ohio 43402
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (419) 352-3502
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class:                              Outstanding at November 8, 1996
Common stock, $0.01 par value                         1,497,636 common shares

Traditional Small Business Disclosure Format:

Yes  [   ]     No  [ X ]

================================================================================

                               WOOD BANCORP, INC.

                                   FORM 10-QSB
                        Quarter ended September 30, 1996


                         Part I - Financial Information


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets

      Consolidated Statements of Income

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           Part II - Other Information

OTHER INFORMATION

SIGNATURES

                               WOOD BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
-----------------------------------------------------------------------------------------------
                                                                 September 30,       June 30,
                                                                     1996              1996
                                                                 -------------    -------------
ASSETS
     Cash and due from banks .................................   $   2,492,117    $   2,622,396
     Federal funds sold ......................................         125,000           15,000
                                                                 -------------    -------------
         Cash and cash equivalents ...........................       2,617,117        2,637,396
     Interest-bearing deposits in other financial institutions         251,730           77,715
     Repurchase agreement ....................................       2,500,000
     Investment securities available for sale (Note 2) .......      17,271,079       15,885,647
     Mortgage-backed securities available for sale (Note 2) ..       9,505,913        9,648,337
     Loans, net (Note 3) .....................................     118,833,635      111,456,292
     Real estate owned .......................................          30,000           30,000
     Office properties and equipment, net ....................       1,375,120        1,359,034
     Federal Home Loan Bank stock, at cost ...................       1,331,600        1,308,600
     Accrued interest receivable .............................         868,794          816,501
     Other assets ............................................         289,352          529,160
                                                                 -------------    -------------

              Total assets ...................................   $ 152,374,340    $ 146,248,682
                                                                 =============    =============
LIABILITIES
     Deposits ................................................   $ 113,961,170    $ 115,829,891
     Advances from Federal Home Loan Bank ....................      16,919,367        9,315,945
     Accrued interest payable ................................         132,993           89,212
     Other liabilities .......................................       1,292,963          891,636
                                                                 -------------    -------------
         Total liabilities ...................................     132,306,493      126,126,684
                                                                 -------------    -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.01 par value, 2,500,000 shares
       authorized, 1,655,847 shares issued and outstanding ...          16,558           11,039
     Additional paid-in capital ..............................      10,715,399       10,686,033
     Retained earnings - substantially restricted ............      11,579,771       11,688,467
     Treasury stock at cost; 158,211 shares at
       September 30, 1996 and June 30, 1996 ..................      (1,671,491)      (1,671,491)
     Obligation under employee stock ownership plan ..........        (409,161)        (409,161)
     Unearned compensation ...................................         (32,925)         (42,561)
     Unrealized loss on available for sale securities, net ...        (130,304)        (140,328)
                                                                 -------------    -------------
         Total shareholders' equity ..........................      20,067,847       20,121,998
                                                                 -------------    -------------

              Total liabilities and shareholders' equity .....   $ 152,374,340    $ 146,248,682
                                                                 =============    =============

                 See accompanying notes to financial statements.

                               WOOD BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
Interest income
     Loans ...........................................   $2,510,180   $2,400,644
     Investment securities ...........................      275,748      146,101
     Mortgage-backed and related securities ..........      155,788      133,517
     Other ...........................................       35,935       67,313
                                                         ----------   ----------
         Total interest income .......................    2,977,651    2,747,575
                                                         ----------   ----------
Interest expense
     Deposits ........................................    1,217,232    1,176,869
     FHLB borrowings .................................      187,391      152,278
     Other ...........................................        1,260        1,331
                                                         ----------   ----------
         Total interest expense ......................    1,405,883    1,330,478
                                                         ----------   ----------

Net interest income ..................................    1,571,768    1,417,097

Provision for loan losses (Note 3) ...................       30,000       30,000
                                                         ----------   ----------

Net interest income after provision for loan losses ..    1,541,768    1,387,097
                                                         ----------   ----------
Noninterest income
     Service charges .................................       69,200       55,298
     Net gains from sale of loans ....................       34,852       23,407
     Other ...........................................       27,675       23,619
                                                         ----------   ----------
         Total noninterest income ....................      131,727      102,324
                                                         ----------   ----------

(Continued)

                               WOOD BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF INCOME -- Continued
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                              September 30,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
Noninterest expense
     Salaries and benefits ...........................      479,611      436,435
     Occupancy and equipment .........................       96,549       77,787
     Data processing .................................       65,409       61,682
     Insurance expense (Note 4) ......................      742,042       67,903
     Franchise taxes .................................       65,151       59,951
     Other ...........................................      160,122      130,800
                                                         ----------   ----------
         Total noninterest expense ...................    1,608,884      834,558
                                                         ----------   ----------

Income before income tax .............................       64,611      654,863

Provision for income tax .............................       38,975      236,290
                                                         ----------   ----------

Net income ...........................................   $   25,636   $  418,573
                                                         ==========   ==========

Earnings per common share ............................   $      .02   $      .27
                                                         ==========   ==========

                 See accompanying notes to financial statements.

                                   WOOD BANCORP, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
--------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------
Cash flows from operating activities
     Net income .........................................   $    25,636    $   418,573
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...................................        30,813         24,765
         Provision for loan losses ......................        30,000         30,000
         Net (accretion)/amortization ...................       (33,810)         1,914
         Gain on loan sales .............................       (34,852)       (23,407)
         Proceeds from sale of loans ....................     1,773,370      4,276,742
         Loans originated for sale ......................    (1,759,851)    (4,253,335)
         FHLB stock dividend ............................       (23,000)
         Amortization of unearned compensation ..........         9,636         17,226
         ESOP expense ...................................        62,108         15,964
         Change in
              Interest receivable .......................       (52,293)       (41,972)
              Other assets ..............................       258,010         21,303
              Income taxes payable ......................        41,120        224,876
              Deferred taxes ............................        (2,145)
              Other liabilities .........................       329,610       (135,459)
              Interest payable ..........................        43,781          8,216
              Deferred loan fees ........................        13,347         (3,159)
                                                            -----------    -----------
                  Net cash from operating activities ....       711,480        582,247
                                                            -----------    -----------

Cash flows from investing activities
     Net change in interest-bearing balances with banks .      (174,015)    (3,502,634)
     Repurchase agreement ...............................     2,500,000     (2,500,000)
     Investment and mortgage-backed securities available
       for sale
         Purchases ......................................    (1,350,000)       (10,692)
         Proceeds from principal payments on mortgage-
           backed securities ............................       155,991        160,170
     Investment and mortgage-backed securities held to
       maturity
         Purchases ......................................                     (164,194)
         Proceeds from calls and maturities .............                      500,000
         Proceeds from principal payments on mortgage-
           backed securities ............................                        9,211
     Net (increase)/decrease in loans, net of loans sold     (7,422,724)     1,049,211
     Properties and equipment expenditures ..............       (46,899)       (10,933)
                                                            -----------    -----------
         Net cash used in investing activities ..........    (6,337,647)    (4,469,861)
                                                            -----------    -----------

(Continued)

                                   WOOD BANCORP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                      (Unaudited)
--------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------

Cash flows from financing activities
     Net increase/(decrease) in deposits ................   $(1,868,721)   $ 3,464,742
     Proceeds from FHLB borrowings ......................     8,650,000      2,500,000
     Repayment of FHLB borrowings .......................    (1,046,578)    (1,046,092)
     Cash dividends paid ................................      (128,813)       (73,939)
     Purchase of treasury stock .........................       (80,625)
                                                            -----------    -----------
         Net cash from financing activities .............     5,605,888      4,764,086
                                                            -----------    -----------

Net change in cash and cash equivalents .................       (20,279)       876,472

Cash and cash equivalents at beginning of period ........     2,637,396      2,820,583
                                                            -----------    -----------

Cash and cash equivalents at end of period ..............   $ 2,617,117    $ 3,697,055
                                                            ===========    ===========


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest .......................................   $ 1,362,102    $ 1,322,262
                                                            ===========    ===========


                 See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1996
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at September 30, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1996.

Consolidation Policy: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

Industry Segment Information: The Company is engaged in the business of banking with operations conducted through its main office and five branches located in Bowling Green, Ohio, and neighboring communities. These communities are the source of substantially all of the Company's deposit and loan activities. The majority of the Company's income is derived from one- to four-family residential real estate loans.

Use of Estimates in Preparation of Financial Statements: In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates.

Areas involving the use of management's estimates and assumptions primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans.

Investment Securities: Securities are classified into held-to-maturity, available-for-sale, and trading categories. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

Realized gains or losses on sales are determined based on the amortized cost of the specific security sold. Amortization of premiums and accretion of discounts are computed under the level-yield method and are recognized as adjustments to interest income. Prepayment activity on mortgage-backed securities is affected primarily by changes in interest rates. Yields on mortgage-backed securities are adjusted as prepayments occur through changes to premium amortization or discount accretion.

Loans: Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is suspended when, in management's opinion, the collection of all or a portion of the loan principal has become doubtful. When a loan is placed on nonaccrual status, accrued and unpaid interest at risk is charged against income. The carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

Mortgage loans originated by the Bank and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. To mitigate the interest rate risk associated with loans held for sale, management obtains fixed secondary market purchase commitments for these loans.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", effective July 1, 1996. The adoption of SFAS No. 122 resulted in the Company recording an asset for servicing rights of $20,870 on $1,773,370 of qualifying fixed rate mortgages sold to the secondary mortgage market. The Company retains servicing rights and this asset relates only to mortgage loans originated and sold since the adoption of SFAS No. 122. The book value of the sold real estate loans is reduced for the amount assigned to these servicing rights and the gain on the sale of these loans is increased accordingly. The servicing rights are being amortized against future service fee income based upon the anticipated life of each loan.

Loan fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

Allowance for Losses on Loans: Because some loans may not be repaid in full, an allowance for losses on loans is maintained. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of the loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off against the allowance by management when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Effective July 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that the carrying values of impaired loans be determined by calculating the present value of estimated future cash flows, discounted using the loan's effective interest yield. A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 was issued in October 1994 and amends SFAS No. 114 to allow a creditor to use existing methods to recognize income on impaired loans. SFAS No. 114 and SFAS No. 118 did not materially impact the Company's financial condition or results of operations.

Real Estate Owned: Real estate owned, other than that which is used in the normal course of business, is recorded at fair value less estimated costs to sell. For real estate acquired through foreclosure, any initial loss is recorded as a charge to the allowance for losses on loans prior to being transferred to real estate owned. Any subsequent reduction in fair value is recognized in a valuation allowance by charges to income.

Office Properties and Equipment: Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on both the straight-line method and the accelerated method over the estimated useful lives of the respective properties and equipment. Maintenance and repairs are expensed and major improvements are capitalized.

Income Taxes: The Company records income tax expense based upon the amount of tax due on its tax return plus deferred taxes computed based upon the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Statement of Cash Flows: For purposes of this statement, cash and cash equivalents are defined to include the Company's cash on hand, due from banks and federal funds sold. The Company reports net cash flows for customer loan transactions, deposit transactions, FHLB advances and interest-bearing deposits made with other financial institutions.

Earnings Per Share: Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the period. On June 18, 1996, the Board of Directors declared a 50% stock dividend paid on July 29, 1996, which is accounted for similar to a 3 for 2 stock split. All earnings and dividends per share disclosures have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute earnings per share were 1,510,854 and 1,572,708 for the 1996 and 1995 periods, respectively.

Financial Statement Presentation: Certain items in the 1995 interim financial statements have been reclassified to correspond with the 1996 presentation.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities at September 30, 1996 and June 30, 1996 are as follows:

                                     ------------------September 30, 1996-----------------

                                                      Gross         Gross        Estimated
                                      Amortized     Unrealized    Unrealized       Fair
                                         Cost         Gains         Losses        Value
                                     -----------   -----------   -----------   -----------
Available for sale
     U.S. Treasury security ......   $   696,153   $   150,410                 $   846,563
     U.S. Government agencies ....    12,377,584        14,248   $   152,461    12,239,371
     U.S. Government agency
        step-up bonds ............     1,518,051         6,799        19,205     1,505,645
     Mutual funds and equity
        investments ..............     2,728,300                      88,800     2,639,500
     Other .......................        40,000                                    40,000
                                     -----------   -----------   -----------   -----------
         Total investment
              securities .........    17,360,088       171,457       260,466    17,271,079
                                     -----------   -----------   -----------   -----------
     Mortgage-backed securities:
         CMOs and REMICs .........     4,672,013         7,617        38,331     4,641,299
         Other mortgage-backed
            securities ...........     4,942,336        33,648       111,370     4,864,614
                                     -----------   -----------   -----------   -----------
              Total mortgage-
                 backed securities     9,614,349        41,265       149,701     9,505,913
                                     -----------   -----------   -----------   -----------
     Total investment and
        mortgage-backed securities
        available for sale .......   $26,974,437   $   212,722   $   410,167   $26,776,992
                                     ===========   ===========   ===========   ===========

An investment security with a carrying value of $275,250 as of September 30, 1996 was pledged to secure public deposits and for other purposes as required or permitted by law.

                                      ---------------------June 30, 1996-------------------

                                                      Gross         Gross        Estimated
                                       Amortized    Unrealized    Unrealized       Fair
                                         Cost         Gains         Losses        Value
                                     -----------   -----------   -----------   -----------
Available for sale
     U.S. Treasury security ......   $   681,998   $   156,673                 $   838,671
     U.S. Government agencies ....    11,022,712        11,037   $   150,593    10,883,156
     U.S. Government agency
        step-up bonds ............     1,517,639         7,024        25,802     1,498,861
     Mutual funds and equity
        investments ..............     2,712,148                      87,189     2,624,959
     Other .......................        40,000                                    40,000
                                     -----------   -----------   -----------   -----------
         Total investment
            securities ...........    15,974,497       174,734       263,584    15,885,647
                                     -----------   -----------   -----------   -----------
     Mortgage-backed securities
         CMOs and REMICs .........     4,681,972         3,922        77,890     4,608,004
         Other mortgage-backed
           securities ............     5,090,133        62,723       112,523     5,040,333
                                     -----------   -----------   -----------   -----------
              Total mortgage-
                 backed securities     9,772,105        66,645       190,413     9,648,337
                                     -----------   -----------   -----------   -----------
     Total investment and
       mortgage-backed securities
       available for sale ........   $25,746,602   $   241,379   $   453,997   $25,533,984
                                     ===========   ===========   ===========   ===========

An investment security with a carrying value of $276,468 as of June 30, 1996 was pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized       Estimated
                                                        Cost         Fair Value
                                                     -----------     -----------
Available for sale
      Due in one year or less ..................     $ 1,598,276     $ 1,584,660
      Due after one year through five years ....       5,995,103       5,935,144
      Due after five through ten years .........       6,998,409       7,071,775
                                                     -----------     -----------
                                                      14,591,788      14,591,579

      CMOs and REMICs ..........................       4,672,013       4,641,299
      Other mortgage-backed securities .........       4,942,336       4,864,614
                                                     -----------     -----------
                                                       9,614,349       9,505,913

      Mutual funds and equity investments ......       2,728,300       2,639,500
      Other ....................................          40,000          40,000
                                                     -----------     -----------

                                                     $26,974,437     $26,776,992
                                                     ===========     ===========

NOTE 3 - LOANS

Loans are summarized below:

                                                        September 30,    June 30,
                                                            1996           1996
                                                        ------------   ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one-to-four family residences ...   $ 91,145,739   $ 85,387,205
         Secured by other properties ................      4,664,426      4,812,944
         Construction ...............................      5,987,826      6,397,279
         Home equity ................................      5,235,848      4,111,607
                                                        ------------   ------------
                                                         107,033,839    100,709,035
      Less:
         Loans in process ...........................      3,590,631      4,104,299
         Net deferred loan origination fees .........        222,080        208,733
                                                        ------------   ------------
             Total real estate mortgage loans .......    103,221,128     96,396,003
                                                        ------------   ------------
Consumer and other loans
      Principal balances
         Automobile .................................      7,149,619      7,013,451
         Commercial .................................      4,752,049      4,098,055
         Other ......................................      4,248,330      4,462,150
                                                        ------------   ------------
             Total consumer and other loans .........     16,149,998     15,573,656
                                                        ------------   ------------

                                                         119,371,126    111,969,659
Allowance for losses on loans .......................        537,491        513,367
                                                        ------------   ------------

Loans, net ..........................................   $118,833,635   $111,456,292
                                                        ============   ============

Nonaccrual loans totaled $28,479 at September 30, 1996 and June 30, 1996. Accruing loans which are contractually past due 90 days or more totaled $386,000 at September 30, 1996 compared to $186,000 at June 30, 1996. Interest not recognized on nonaccrual loans totaled approximately $602 and $8,144 for the three month periods ended September 30, 1996 and 1995, respectively.

Activity in the allowance for losses on loans for the three month periods ended September 30, 1996 and 1995 are as follows:

                                                         Three months ended
                                                            September 30,
                                                    ---------------------------
                                                       1995              1994
                                                    ---------         ---------
Balance at beginning of period .............        $ 513,367         $ 409,706
Provision for loan losses ..................           30,000            30,000
Recoveries .................................               67
Charge-offs ................................           (5,943)             (438)
                                                    ---------         ---------

Balance at end of period ...................        $ 537,491         $ 439,268
                                                    =========         =========

NOTE 4 - FDIC INSURANCE

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves, while the SAIF has not yet achieved its required reserves. On September 30, 1996, President Clinton signed into law the Omnibus Bill which includes provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Omnibus Bill requires the FDIC to impose a special assessment on SAIF-insured deposits. The FDIC has announced that the special assessment rate will be set at 65.7 cents per $100 of SAIF insured deposits at March 31, 1995. The assessment will be paid on November 27, 1996 from working capital of the Bank. When the SAIF reaches its required reserve ratio following the one-time assessment, the FDIC has indicated that it will reduce the annual assessment rates for SAIF insured institutions to bring them in line with BIF assessment rates. The Company's special assessment totalled $445,000, after taxes.

The Bank, however, will continue to be subject to an assessment to fund the repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be approximately 6.5 cents per $100 of deposits while BIF insured institutions will pay approximately 1.5 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

                               WOOD BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("the Bank") at September 30, 1996 to June 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew  $6,125,658,  or 4.19% from  $146,248,682  at June 30, 1996 to
$152,374,340 at September 30, 1996. The growth is attributable to increases in investment securities available for sale and loans, partially offset by the maturity of a repurchase agreement. The increase was funded by increases in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati.

Cash and cash equivalents remained relatively constant at September 30, 1996 compared to June 30, 1996. Interest-bearing deposits with banks increased $174,015 from $77,715 at June 30, 1996 to $251,730 at September 30, 1996.

During the quarter, a $2,500,000 repurchase agreement secured by one- to four-family residential real estate loans matured and the Bank used the proceeds to purchase additional investment securities available for sale and to partially fund loan growth. Total investment and mortgage-backed securities increased $1,243,008, or 4.87%, from $25,533,984 at June 30, 1996 to $26,776,992 at
September 30, 1996.

At September 30, 1996, the Company's mortgage-backed securities portfolio classified as available for sale were comprised of agency issued adjustable rate securities. The net unrealized losses on these securities totaled $108,436 at September 30, 1996. The Company does not anticipate the need to sell these securities in the near future. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow stream through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $7,377,343, or 6.62%, from $111,456,292 at June 30, 1996 to $118,833,635 at September 30, 1996. The increase was primarily due to increased demand for adjustable rate loans in the Bank's market area. Fixed rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. Increases in loans receivable were funded by additional FHLB advances as well as proceeds from a matured repurchase agreement.

Real estate owned, office properties and equipment, Federal Home Loan Bank stock and accrued interest receivable remained relatively constant from June 30, 1996 to September 30, 1996.

Other assets decreased $239,808 from June 30, 1996 to September 30, 1996 primarily due to decreases in miscellaneous receivables of $156,548 and decreases in prepaid franchise taxes of $59,991.

Deposits decreased  $1,868,721,  or 1.61%, from $115,829,891 at June 30, 1996 to
$113,961,170 at September 30, 1996, partially as a result of competitive conditions. The Bank offset this decrease in deposits and funded the quarter's loan growth by taking additional advances from the FHLB. FHLB advances were increased by $7,603,422 during the quarter, bringing the total balance from $9,315,945 at June 30, 1996 to $16,919,367 at September 30, 1996. Accrued
interest payable increased from $89,212 at June 30, 1996 to $132,993 at September 30, 1996 primarily due to increases in FHLB advances.

Other liabilities increased $401,327, from $891,636 at June 30, 1996 to $1,292,963 at September 30, 1996, primarily due to the recording of the one-time special assessment payable to the SAIF. See Note 4 in the Notes to Financial Statements.


RESULTS OF OPERATIONS

Net income decreased $392,937 from $418,573 for the quarter ended September 30, 1995 to $25,636 for the same period in 1996. The 1996 decrease was essentially due to the $445,000 (net of tax) one-time special assessment charge resulting from legislation passed on September 30, 1996, regarding the SAIF. See Note 4 in the Notes to Financial Statements. Excluding the one-time SAIF assessment, the Company would have reported net income of $470,636 for the quarter ended
September 30, 1996, as compared to $418,573 for the same period in 1995. The difference of $52,063, or 12.4%, increase was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, excluding the one-time SAIF assessment.

Net interest income increased $154,671, or 10.9%, during the period ended September 30, 1996 as compared to the same period in 1995. The increase was primarily due to the increase in average loans and investment securities during the 1996 period as compared to the 1995 period.

A provision for loan losses of $30,000 was recorded for the quarters ended September 30, 1996 and 1995, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .45% of loans net of deferred and unearned income as of September 30, 1996 as compared to .40% as of September 30, 1995. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income increased $29,403, or 28.74%, from $102,324 for the quarter ended September 30, 1996 to $131,727 for the same period in 1996. The increase was primarily due to a $13,902 increase in service charges and a $11,445 increase in loan sale gains. The increase in loan sale gains was due to the adoption of SFAS No. 122. See Note 1 of the Notes to Financial Statements.

Noninterest expense, excluding the one time SAIF assessment, increased $100,084, or 12.0%, for the quarter ended September 30, 1996 compared to the same period in 1995, primarily due to increases in salaries and benefits expense, occupancy and equipment expense and other expense. Additional personnel added for loan production and annual salary adjustments combined to increase salaries and benefits by $43,176, or 9.89%. Occupancy and equipment expense increased $18,762, or 24.12%, while other expense increased $29,322, or 22.4%.

The Company's federal income tax expense was $38,975 and $236,290 for the quarters ended September 30, 1996 and 1995, respectively. The decrease was primarily due to the decrease in pre-tax income for the quarter, related to the one-time SAIF assessment.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1996, First Federal was in compliance with this requirement with a liquidity ratio of 8.01%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents First Federal's compliance with its capital requirements at September 30, 1996:

                Tangible Capital        Core Capital         Risk Based Capital
                ----------------       ---------------       ------------------
                 Amount      %          Amount      %          Amount      %
                 ------     ---         ------     ---         ------     ---
Actual          $12,229    8.14%       $12,229    8.14%       $12,698   15.94%
Required          2,252    1.50          4,505    3.00          6,373    8.00
                -------    ----        -------    ----        -------   -----

Excess          $ 9,977    6.64%       $ 7,724    5.14%       $ 6,325    7.94%
                =======    ====        =======    ====        =======   =====

First Federal's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1996, certain intangible assets, of which First Federal has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1995

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:

               (a)  Exhibit Number                            Exhibit
                    --------------                            -------
                         27                          Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WOOD BANCORP INC.
                                      -----------------
                                      (Registrant)



Date:  November 8, 1996              /s/Richard L. Gordley
     -------------------             -------------------------------------
                                     Richard L. Gordley
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)




Date:  November 8, 1996              /s/David L. Nagel
     -------------------             -------------------------------------
                                     David L. Nagel
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and
                                       Accounting Officer)