Form 10QSB
period 1996-12-31
WOOD BANCORP INC
filed 1997-02-14
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended December 31, 1996

Commission File Number 0-22034

                               WOOD BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware                                                     34-1742860
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)

                124 East Court Street, Bowling Green, Ohio 43402
                    (Address of principal executive offices)

                                 (419) 352-3502
                (Issuer's telephone number, including area code)

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

             Class:                             Outstanding at February 10, 1997
Common stock, $0.01 par value                         1,492,636 common shares

Transitional Small Business Disclosure Format:

Yes [   ] No [ X ]

--------------------------------------------------------------------------------
                               WOOD BANCORP, INC.
--------------------------------------------------------------------------------
                                   FORM 10-QSB
                         Quarter ended December 31, 1996


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

      Consolidated Statements of Income

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                           Part II - Other Information

OTHER INFORMATION

SIGNATURES

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                                    December 31,         June 30,
                                                                       1996                1996
                                                                   -------------      -------------
ASSETS
     Cash and due from banks .................................     $   2,351,757      $   2,622,396
     Federal funds sold ......................................           248,000             15,000
                                                                   -------------      -------------
         Cash and cash equivalents ...........................         2,599,757          2,637,396
     Interest-bearing deposits in other financial institutions           754,043             77,715
     Repurchase agreement ....................................                            2,500,000
     Securities available for sale (Note 2) ..................        16,363,658         15,885,647
     Mortgage-backed securities available for sale (Note 2) ..         9,330,477          9,648,337
     Loans - net (Note 3) ....................................       126,972,725        111,456,292
     Real estate owned .......................................            30,000             30,000
     Office properties and equipment, net ....................         1,370,286          1,359,034
     Federal Home Loan Bank stock, at cost ...................         1,355,000          1,308,600
     Accrued interest receivable .............................           768,560            816,501
     Other assets ............................................           148,688            529,160
                                                                   -------------      -------------

              Total assets ...................................     $ 159,693,194      $ 146,248,682
                                                                   =============      =============

LIABILITIES
     Deposits $ ..............................................       116,516,709      $ 115,829,891
     Advances from Federal Home Loan Bank ....................        21,572,075          9,315,945
     Accrued interest payable ................................           197,864             89,212
     Other liabilities .......................................           994,573            891,636
                                                                   -------------      -------------
         Total liabilities ...................................       139,281,221        126,126,684
                                                                   -------------      -------------

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                            (continued)

                                                                    December 31,         June 30,
                                                                       1996                1996
                                                                   -------------      -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.01 par value, 2,500,000
       shares authorized, 1,657,347 shares issued
       at December 31, 1996, and 1,655,847 shares
       issued at June 30, 1996 ...............................            16,573             11,039
     Additional paid-in capital ..............................        10,781,413         10,686,033
     Retained earnings - substantially restricted ............        11,929,708         11,688,467
     Treasury stock, at cost; 164,711 shares at
       December 31, 1996 and 158,211 shares
       at June 30, 1996 ......................................        (1,797,191)        (1,671,491)
     Obligation under employee stock ownership plan ..........          (409,161)          (409,161)
     Unearned compensation ...................................           (45,367)           (42,561)
     Unrealized losses on available for sale securities, net .           (64,002)          (140,328)
                                                                   -------------      -------------

         Total shareholders' equity ..........................        20,411,973         20,121,998
                                                                   -------------      -------------

              Total liabilities and shareholders' equity .....     $ 159,693,194      $ 146,248,682
                                                                   =============      =============

                           See accompanying notes to financial statements.

                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                           Three Months Ended            Six Months Ended
                                               December 31,                 December 31,
                                       -------------------------     -------------------------
                                          1996           1995           1996           1995
                                       ----------     ----------     ----------     ----------
Interest income
     Loans .......................     $2,654,259     $2,378,095     $5,164,439     $4,778,740
     Securities ..................        276,840        144,351        552,588        290,452
     Mortgage-backed and related
       securities ................        155,657        153,548        311,446        287,065
     Other .......................         39,072         98,417         75,007        165,730
                                       ----------     ----------     ----------     ----------
         Total interest income ...      3,125,828      2,774,411      6,103,480      5,521,987
                                       ----------     ----------     ----------     ----------

Interest expense
     Interest on deposits ........      1,236,006      1,229,901      2,453,239      2,406,769
     FHLB borrowings .............        274,803        122,963        462,194        275,241
     Other .......................          1,185          2,399          2,445          3,729
                                       ----------     ----------     ----------     ----------
         Total interest expense ..      1,511,994      1,355,263      2,917,878      2,685,739
                                       ----------     ----------     ----------     ----------

Net interest income ..............      1,613,834      1,419,148      3,185,602      2,836,248

Provision for loan losses (Note 3)         30,000         30,000         60,000         60,000
                                       ----------     ----------     ----------     ----------
Net interest income after
  provision for loan losses ......      1,583,834      1,389,148      3,125,602      2,776,248
                                       ----------     ----------     ----------     ----------
Noninterest income
     Service charges .............         70,738         58,717        139,937        114,016
     Loan sale gains .............         33,549         31,894         68,401         55,301
     Other .......................         22,633         46,854         50,308         70,472
                                       ----------     ----------     ----------     ----------
         Total noninterest income         126,920        137,465        258,646        239,789
                                       ----------     ----------     ----------     ----------
Noninterest expense
     Salaries and benefits .......        501,889        456,619        981,500        893,053
     Occupancy and equipment .....         91,631         79,739        188,180        157,526
     Data processing .............         73,350         66,850        138,759        128,533
     Insurance expense (Note 4) ..         65,085         71,398        807,126        139,302
     Franchise taxes .............         64,866         63,058        130,017        123,009
     Advertising and promotional .         36,457         41,260         64,512         71,559
     Other .......................        133,866        103,210        265,932        203,712
                                       ----------     ----------     ----------     ----------
         Total noninterest expense        967,144        882,134      2,576,026      1,716,694
                                       ----------     ----------     ----------     ----------

      See accompanying notes to financial statements.

                     CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                      (Unaudited)




                                  Three Months Ended                Six Months Ended
                                      December 31,                    December 31,
                               -------------------------     -------------------------
                                   1996           1995           1996          1995
                               ----------     ----------     ----------     ----------
Income before income tax .     $  743,610     $  644,479     $  808,222     $1,299,343

Provision for income tax .        260,825        237,193        299,800        473,483
                               ----------     ----------     ----------     ----------


Net income ...............     $  482,785     $  407,286     $  508,422     $  825,860
                               ==========     ==========     ==========     ==========

Primary and fully dilutive
earnings per common share      $      .32     $      .27     $      .33     $      .54
                               ==========     ==========     ==========     ==========


                    See accompanying notes to financial statements.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                       Six Months Ended
                                                                          December 31,
                                                              -------------------------------
                                                                    1996              1995
                                                              ------------      ------------
Cash flows from operating activities
     Net income .........................................     $    508,422      $    825,860
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...................................           61,322            50,622
         Provision for loan losses ......................           60,000            60,000
         Net accretion ..................................          (70,253)          (10,322)
         Security losses, net ...........................              461
         Gain on loan sales .............................          (68,401)          (55,301)
         Proceeds from loans sold .......................        3,873,410         8,014,808
         Loans originated for sale ......................       (3,848,658)       (8,014,808)
         FHLB stock dividend ............................          (46,400)          (43,400)
         Amortization of unearned compensation ..........           20,444            34,451
         ESOP expense ...................................          125,855            36,731
         Change in
              Interest receivable .......................           47,941             4,915
              Other assets ..............................          383,151           184,830
              Other liabilities .........................           49,228           118,022
              Interest payable ..........................          108,652            (1,811)
              Deferred loan fees ........................            8,599           (19,890)
                                                              ------------      ------------
                  Net cash from operating activities ....        1,213,773         1,184,707
                                                              ------------      ------------

Cash flows from investing activities
     Net change in interest-bearing balances with banks .         (676,328)       (4,096,070)
     Repurchase agreement ...............................        2,500,000        (2,500,000)
     Securities and mortgage-backed securities available
       for sale
         Sales ..........................................        1,050,000
         Purchases ......................................       (3,100,000)          (32,805)
         Proceeds from calls and maturities .............        1,720,000           400,000
         Proceeds from principal payments on mortgage-
           backed securities ............................          355,284           356,596
     Securities and mortgage-backed securities held to
       maturity
         Purchases ......................................                           (662,944)
         Proceeds from calls and maturities .............                            500,000
         Proceeds from principal payments on mortgage-
           backed securities ............................                            174,342
     Net increase in loans, net of loans sold ...........      (15,583,380)        1,463,509
     Properties and equipment expenditures ..............          (72,574)          (44,638)
                                                              ------------      ------------
         Net cash used in investing activities ..........      (13,806,998)       (4,442,010)
                                                              ------------      ------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                               Six Months Ended
                                                                  December 31,
                                                       ------------------------------
                                                             1996              1995
                                                       ------------      ------------

Cash flows from financing activities
     Net increase in deposits ....................     $    686,818      $  7,236,896
     Proceeds from FHLB borrowings ...............       16,650,000         2,500,000
     Repayment of FHLB borrowings ................       (4,393,870)       (5,152,464)
     Cash dividends paid .........................         (256,662)         (162,217)
     Proceeds from exercise of stock options .....           16,675
     Purchase of treasury stock ..................         (147,375)         (154,462)
                                                       ------------      ------------
         Net cash from financing activities ......       12,555,586         4,267,753
                                                       ------------      ------------

Net change in cash and cash equivalents ..........          (37,639)        1,010,450

Cash and cash equivalents at beginning of period .        2,637,396         2,820,583
                                                       ------------      ------------

Cash and cash equivalents at end of period .......     $  2,599,757      $  3,831,033
                                                       ============      ============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest ................................     $  2,809,226      $  2,687,550
                                                       ============      ============
         Income taxes ............................          301,945           427,914
                                                       ============      ============
     Noncash activities
         Transfer securities to available for sale                          8,705,534
                                                                         ============

                        See accompanying notes to financial statements.

                               WOOD BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at December 31, 1996, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1996.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", effective July 1, 1996. The adoption of SFAS No. 122 resulted in the Company recording an asset for servicing rights of qualifying fixed rate mortgages sold to the secondary mortgage market. The Company retains servicing rights and this asset relates only to mortgage loans originated and sold since the adoption of SFAS No. 122. The book value of the sold real estate loans is reduced for the amount assigned to these servicing rights and the gain on the sale of these loans is increased accordingly. The servicing rights are being amortized against future service fee income based upon the anticipated life of each loan.

Loan fee, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment.

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

Earnings Per Share: Primary and fully dilutive earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the period after considering the dilutive effect of common stock equivalents. On June 18, 1996, the Board of Directors declared a 50% stock dividend paid on July 29, 1996, which is accounted for similar to a 3 for 2 stock split. All earnings and dividends per share disclosures have been restated to reflect the stock dividend.

Financial Statement Presentation: Certain items in the 1995 interim financial statements have been reclassified to correspond with the 1996 presentation.

NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 1996 and June 30, 1996 are as follows:

                                                                 December 31, 1996
                                          -----------------------------------------------------------
                                                              Gross          Gross          Estimated
                                           Amortized       Unrealized      Unrealized         Fair
                                             Cost             Gains          Losses           Value
                                          -----------     -----------     -----------     -----------
Available for sale
     U.S. Treasury securities .......     $   510,706     $   160,996     $               $   671,702
     U.S. Government agencies .......      12,083,147          16,886         117,836      11,982,197
     U.S. Government agency
       step-up bonds ................       1,000,000           2,562          13,157         989,405
     Mutual funds and equity
        investments .................       2,745,581           1,887          67,114       2,680,354
     Other ..........................          40,000                                          40,000
                                          -----------     -----------     -----------     -----------
         Total investment  securities      16,379,434         182,331         198,107      16,363,658
     Mortgage-backed securities
         CMOs and REMICs ............       4,664,440           8,927          40,022       4,633,345
         Other mortgage-backed
           securities ...............       4,747,236          41,122          91,226       4,697,132
                                          -----------     -----------     -----------     -----------
              Total mortgage-
                backed securities ...       9,411,676          50,049         131,248       9,330,477
                                          -----------     -----------     -----------     -----------
     Total investment and
       mortgage-backed securities
       available for sale ...........     $25,791,110     $   232,380     $   329,355     $25,694,135
                                          ===========     ===========     ===========     ===========

Securities with a carrying value of $278,250 at December 31, 1996 were pledged to secure public deposits and for other purposes as required or permitted by law.


                                                                   June 30, 1996
                                         -----------------------------------------------------------
                                                              Gross          Gross        Estimated
                                            Amortized      Unrealized      Unrealized       Fair
                                              Cost            Gains          Losses        Value
                                         -----------     -----------     -----------     -----------

Available for sale
     U.S. Treasury security ........     $   681,998     $   156,673     $               $   838,671
     U.S. Government agencies ......      11,022,712          11,037         150,593      10,883,156
     U.S. Government agency
        step-up bonds ..............       1,517,639           7,024          25,802       1,498,861
     Mutual funds and equity
        investments ................       2,712,148                          87,189       2,624,959
     Other .........................          40,000                                          40,000
                                         -----------     -----------     -----------     -----------
         Total investment securities      15,974,497         174,734         263,584      15,885,647
     Mortgage-backed securities
         CMOs and REMICs ...........       4,681,972           3,922          77,890       4,608,004
         Other mortgage-backed
            securities .............       5,090,133          62,723         112,523       5,040,333
                                         -----------     -----------     -----------     -----------
              Total mortgage-
                 backed securities .       9,772,105          66,645         190,413       9,648,337
                                         -----------     -----------     -----------     -----------
     Total investment and
         mortgage-backed securities
         available for sale ........     $25,746,602     $   241,379     $   453,997     $25,533,984
                                         ===========     ===========     ===========     ===========


A security with a carrying value of $276,468 as of June 30, 1996 was pledged to secure public deposits and for other purposes as required or permitted by law.

To provide additional flexibility to meet liquidity and asset/liability needs, the Company reclassified securities with an amortized cost of $8,705,534 from held to maturity to available for sale. The securities were transferred in December, 1995 as allowed by the SFAS No. 115 implementation guide issued by the Financial Accounting Standards Board, with the related unrealized loss of $69,977 recorded net of tax as an decrease in shareholders' equity.

The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized      Estimated
                                                        Cost       Market Value
                                                     -----------     -----------
Available for sale
      Due in one year or less ..................     $ 1,199,740     $ 1,196,062
      Due after one year through five years ....       4,846,626       4,801,871
      Due after five years through ten years ...       7,547,487       7,645,371
                                                     -----------     -----------
                                                      13,593,853      13,643,304

      CMOs and REMICs ..........................       4,664,440       4,633,345
      Other mortgage-backed securities .........       4,747,236       4,697,132
                                                     -----------     -----------
          Total debt securities ................       9,411,676       9,330,477

      Mutual funds and equity investments ......       2,745,581       2,680,354
      Other ....................................          40,000          40,000
                                                     -----------     -----------

                                                     $25,791,110     $25,694,135
                                                     ===========     ===========

Proceeds from the sale of securities available for sale totaled $1,050,000 for the three- and six-month periods ended December 31, 1996, resulting in gross losses of $2,410. Gross gains on securities called totaled $1,949 for the three- and six-month period ended December 31, 1996. No securities were sold during the three- and six-month periods ended December 31, 1995.

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                           December 31,        June 30,
                                                               1996             1996
                                                          ------------     ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one-to-four family residences ...     $ 94,786,796     $ 85,387,205
         Secured by other properties ................        5,928,300        4,812,944
         Construction loans .........................        5,932,866        6,397,279
         Home equity ................................        6,110,459        4,111,607
                                                          ------------     ------------
                                                           112,758,421      100,709,035
      Less:
         Loans in process ...........................        2,362,023        4,104,299
         Net deferred loan origination fees .........          217,333          208,733
                                                          ------------     ------------
             Total first mortgage loans .............      110,179,065       96,396,003
                                                          ------------     ------------

Consumer and other loans
      Principal balances
         Automobile .................................        7,556,256        7,013,451
         Commercial .................................        5,626,265        4,098,055
         Other ......................................        4,112,060        4,462,150
                                                          ------------     ------------
             Total consumer and other loans .........       17,294,581       15,573,656
                                                          ------------     ------------

                                                           127,473,646      111,969,659

Allowance for losses on loans .......................          500,921          513,367
                                                          ------------     ------------

      Loans, net ....................................     $126,972,725     $111,456,292
                                                          ============     ============


Nonaccrual loans totaled $0 at December 31, 1996 and $28,479 at June 30, 1996. Accruing loans which are contractually past due 90 days or more totaled $533,000 at December 31, 1996 compared to $186,000 at June 30, 1996. Interest not recognized on nonaccrual loans totaled approximately $348 and $603 for the three month periods ended December 31, 1996 and 1995, respectively, and $1,320 and $1,206 for the six month periods ended December 31, 1996 and 1995, respectively.

Activity in the allowance for losses on loans for the three and six-month periods ended December 31, 1996 and 1995 are as follows:

                                      Three months ended              Six months ended
                                          December 31,                   December 31,
                                   ------------------------      ------------------------
                                      1996           1995           1996            1995
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 537,491      $ 439,268      $ 513,367      $ 409,706
Provision for loan losses ....        30,000         30,000         60,000         60,000
Recoveries ...................           100                           167
Charge-offs ..................       (66,670)        (3,717)       (72,613)        (4,155)
                                   ---------      ---------      ---------      ---------

Balance at end of period .....     $ 500,921      $ 465,551      $ 500,921      $ 465,551
                                   =========      =========      =========      =========


NOTE 4 - FDIC INSURANCE

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves, while the SAIF had not yet achieved its required reserves. On September 30, 1996, President Clinton signed into law the Omnibus Bill which included provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The omnibus Bill required the FDIC to impose a special assessment on SAIF-insured deposits. The FDIC announced that the special assessment rate will be set at 65.7 cents per $100 of SAIF insured deposits at March 31, 1995. The assessment was paid on November 27, 1996 from working capital of the Bank. Since the SAIF reached its required reserve ratio following the one-time assessment, the FDIC reduced the annual assessment rates for SAIF insured institutions to bring them in line with BIF assessment rates. The Company's special assessment totaled $445,000, after taxes.

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

                               WOOD BANCORP, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at December 31, 1996 to June 30, 1996 and the results of operations for the three months and six months ended December 31, 1996 and 1995. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew $13,444,512 , or 9.19%,  from $146,248,682 at June 30, 1996 to
$159,693,194 at December 31, 1996. The growth is attributable to increases in loans, partially offset by the maturity of a repurchase agreement. The increase was primarily funded by increases in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati.

Cash and cash equivalents remained relatively constant at December 31, 1996, compared to June 30, 1996. Interest-bearing deposits with banks increased $676,328 from $77,715 at June 30, 1996, to $754,043 at December 31, 1996.

In July, 1996, a $2,500,000 repurchase agreement secured by one- to four-family residential real estate loans matured and the Bank used the proceeds to partially fund loan growth. The Company has also used the sale of an investment security, investment security maturities and mortgage backed securities paydowns, as well as FHLB advances, to fund the loan growth.

At December 31, 1996, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The net unrealized losses on these securities totaled $81,199 at December 31, 1996. The Company does not anticipate the need to sell these securities. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $15,516,433, or 13.92%, from $111,456,292 at June 30, 1996 to $126,972,725 at December 31, 1996. The increase was primarily due to increased demand for adjustable rate loans in the Bank's market area. Fixed rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. Increases in loans receivable were funded primarily by additional FHLB advances as well as proceeds from the matured repurchase agreement.

Real estate owned, office properties and equipment, FHLB stock and accrued interest receivable remained relatively constant from June 30, 1996 to December 31, 1996.

Other assets decreased $380,472 from June 30, 1996 to December 31, 1996, primarily due to decreases in miscellaneous receivables of $160,686, prepaid franchise taxes of $121,857 and prepaid deposit insurance of $50,457.

Deposits increased slightly from $115,829,891 at June 30, 1996 to $116,516,709 at December 31, 1996. The Bank offset the period's slow deposit growth and funded the period's loan growth by taking additional advances from the FHLB. FHLB advances were increased by $12,256,130 during the period, bringing the total balance from $9,315,945 at June 30, 1996 to $21,572,075 at December 31, 1996. Accrued interest payable increased from $89,212 at June 30, 1996 to $197,864 at December 31, 1996, primarily due to increases in FHLB advances.

Other liabilities increased from $891,636 at June 30, 1996 to $994,573 at December 31, 1996, primarily due to increases in escrow tax accounts and accrued federal income taxes.


RESULTS OF OPERATIONS

Net income increased $75,499, or 18.5%, from $407,286 for the quarter ended December 31, 1995 to $482,785 for the same period in 1996. The increase was primarily due to an increase in net interest income for the 1996 quarter of $194,686 over the comparable period in 1995.

Net income decreased $317,438 from $825,860 for the period ended December 31, 1995 to $508,422 for the same period in 1996. The 1996 decrease was due to the $445,000 (net of tax) special assessment charge resulting from legislation passed on September 30, 1996, to recapitalize the SAIF. See also Note 4 in the interim financial statements. Excluding the SAIF assessment, the Company would have reported net income of $953,422 for the period ended December 31, 1996, an increase of $127,562, or 15.4%, over the same period in 1995. The increase was primarily due to increases in net interest income and non-interest income, partially offset by increases in noninterest expense, excluding the SAIF assessment.

Net interest income increased $194,686, or 13.7%, during the three-month period and $349,354, or 12.3%, during the six-month period ended December 31, 1996, as compared to the same periods in 1995. The increases were primarily due to increases in average loans and investment securities during the 1996 periods as compared to the 1995 periods.

Considering that approximately 80% of the Company's loan portfolio consists of adjustable rate loans and that the Company's assets generally reprice more quickly than its liabilities, it is likely that a decrease in interest rates would have an adverse effect on net interest income.

The provision for loan losses was $30,000 for the three-month periods and $60,000 for the six-month periods ended December 31, 1996 and 1995. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately .39% of loans, net of unearned and deferred income, as of December 31, 1996, compared to .42% at December 31, 1995. Management believes the allowance for loan losses is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income decreased $10,545 for the three months ended December 31, 1996 as compared to the same period ending December 31, 1995. The decrease was primarily due to decreases in service charges related to additional life, accident and health insurance sales, partially offset by increases in deposit account service charges and increases in loan sale gains from the adoption of SFAS No. 122. See Note 1 in the notes to interim financial statements.

Noninterest expenses increased $85,010 for the three months ended December 31, 1996 and $185,090 for the six months ended December 31, 1996, as compared to the respective periods ended December 31, 1995, excluding the SAIF assessment. The increase consisted primarily of increased salaries and benefits expense and other expenses. Additional personnel added for loan production and annual salary reviews combined to increase salaries and benefits by $45,270, or 9.9%, and $88,447, or 9.9%, for the three- and six-month periods, respectively. Other expenses increased primarily due to additional professional, administrative, printing and postage expenses related to operating as a publicly-owned company.

The Company's federal income tax expense was $260,825 and $237,193 for the three-month periods ended December 31, 1996 and 1995, respectively, and $299,800 and $473,483 for the six-month periods ended December 31, 1996 and 1995, respectively. The increase for the three-month period was primarily due to the increases in pre-tax income, while the decrease for the six-month period was related to the SAIF assessment.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1996, First Federal was in compliance with this requirement with a liquidity ratio of 8.1%. Management considers this liquidity position adequate to meet its expected needs.

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. The following table presents the Bank's compliance with its capital requirements at December 31, 1996:

                                                                     Risk
                        Tangible              Core                   Based
                         Capital             Capital                Capital
                         -------             -------                -------
                 Amount        %       Amount       %         Amount        %
                -------      ----     -------      ----      -------      -----
Actual ......   $12,722      8.10     $12,722      8.10      $13,188      14.62
Required ....     2,355      1.50       4,710      3.00        7,217       8.00
                -------      ----     -------      ----      -------      -----

Excess ......   $10,367      6.60%    $ 8,012      5.10%     $ 5,971       6.62%
                =======      ====     =======      ====      =======      =====

The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1996, certain intangible assets, of which First Federal has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

                                   FORM 10-QSB
                         Quarter ended December 31, 1996
                           PART II - OTHER INFORMATION



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

Item 6 -       Exhibits and Reports on Form 8-K:
               (a)  Exhibits - Not applicable.
               (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WOOD BANCORP INC.
                                                  (Registrant)




Date: February 14, 1997                   /s/Richard L. Gordley
                                          ---------------------
                                          Richard L. Gordley
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: February 14, 1997                   /s/David L. Nagel
                                          -----------------
                                          David L. Nagel
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)