Form 10QSB
period 1997-03-31
WOOD BANCORP INC
filed 1997-05-15
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997

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

             Class:                                Outstanding at April 16, 1997
Common stock, $0.01 par value                          1,411,186 common shares

Transitional Small Business Disclosure Format:

                         Yes [ X ]       No [   ]

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                          Quarter Ended March 31, 1997


                         Part I - Financial Information




Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:





ITEM 1 - FINANCIAL STATEMENTS

      Consolidated Balance Sheets ..............................................

      Consolidated Statements of Income ........................................

      Consolidated Statements of Cash Flows ....................................

      Notes to Consolidated Financial Statements ...............................


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................



                           Part II - Other Information

OTHER INFORMATION...............................................................

SIGNATURES .....................................................................

                               WOOD BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                                       March 31,           June 30,
                                                                         1997               1996
                                                                   -------------      -------------
ASSETS
     Cash and due from banks .................................     $   2,631,122      $   2,622,396
     Federal funds sold ......................................           194,000             15,000
                                                                   -------------      -------------
         Cash and cash equivalents ...........................         2,825,122          2,637,396
     Interest-bearing deposits in other financial institutions           709,124             77,715
     Repurchase agreement ....................................                            2,500,000
     Securities available for sale (Note 2) ..................        15,216,033         15,885,647
     Mortgage-backed securities available for sale (Note 2) ..         9,074,751          9,648,337
     Loans - net (Note 3) ....................................       131,413,931        111,456,292
     Real estate owned .......................................            30,000             30,000
     Office properties and equipment, net ....................         1,644,189          1,359,034
     Federal Home Loan Bank stock, at cost ...................         1,378,300          1,308,600
     Accrued interest receivable .............................           905,623            816,501
     Other assets ............................................           301,401            529,160
                                                                   -------------      -------------

         Total assets ........................................     $ 163,498,474      $ 146,248,682
                                                                   =============      =============
LIABILITIES
     Deposits $ ..............................................       117,922,660      $ 115,829,891
     Advances from Federal Home Loan Bank ....................        23,619,688          9,315,945
     Accrued interest payable ................................           228,553             89,212
     Other liabilities .......................................           964,509            891,636
                                                                   -------------      -------------
         Total liabilities ...................................       142,735,410        126,126,684
                                                                   -------------      -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares
         authorized, no shares issued or outstanding
     Common stock, $.01 par value, 2,500,000 shares
         authorized, 1,657,347 shares issued at
         March 31, 1997, and 1,655,847 shares
         issued at June 30, 1996 .............................            16,573             11,039
     Additional paid-in capital ..............................        10,819,360         10,686,033
     Retained earnings - substantially restricted ............        12,363,007         11,688,467
     Treasury stock, at cost; 164,711 shares at
         March 31, 1997, and 158,211 shares
         at June 30, 1996 ....................................        (1,797,191)        (1,671,491)
     Obligation under employee stock ownership plan ..........          (409,161)          (409,161)
     Unearned compensation ...................................           (36,365)           (42,561)
     Unrealized losses on available for sale securities, net .          (193,159)          (140,328)
                                                                   -------------      -------------

         Total shareholders' equity ..........................        20,763,064         20,121,998
                                                                   -------------      -------------

              Total liabilities and shareholders' equity .....     $ 163,498,474      $ 146,248,682
                                                                   =============      =============
                See accompanying notes to financial statements.

                                       WOOD BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)

                                            Three Months Ended            Nine months ended
                                                March 31,                     March 31,
                                       -------------------------     -------------------------
                                          1997           1996           1997           1996
                                       ----------     ----------     ----------     ----------
Interest income
     Loans .......................     $2,767,925     $2,357,995     $7,932,364     $7,136,734
     Securities ..................        269,916        150,485        822,504        440,937
     Mortgage-backed and related
       securities ................        143,729        142,654        455,174        429,719
     Other .......................         38,941        119,287        113,948        285,017
                                       ----------     ----------     ----------     ----------
         Total interest income ...      3,220,511      2,770,421      9,323,990      8,292,407
                                       ----------     ----------     ----------     ----------

Interest expense
     Interest on deposits ........      1,237,083      1,237,094      3,690,322      3,643,863
     FHLB borrowings .............        320,822         67,933        783,016        343,174
     Other .......................          2,470          1,274          4,916          5,003
                                       ----------     ----------     ----------     ----------
         Total interest expense ..      1,560,375      1,306,301      4,478,254      3,992,040
                                       ----------     ----------     ----------     ----------

Net interest income ..............      1,660,136      1,464,120      4,845,736      4,300,367

Provision for loan losses (Note 3)         30,000         30,000         90,000         90,000
                                       ----------     ----------     ----------     ----------

Net interest income after
  provision for loan losses ......      1,630,136      1,434,120      4,755,736      4,210,367
                                       ----------     ----------     ----------     ----------
Noninterest income
     Service charges .............         67,462         54,022        207,399        168,037
     Loan sale gains .............         38,565         26,687        106,966         81,988
     Other .......................         25,186         27,243         75,494         97,715
                                       ----------     ----------     ----------     ----------
         Total noninterest income         131,213        107,952        389,859        347,740
                                       ----------     ----------     ----------     ----------
Noninterest expense
     Salaries and benefits .......        485,999        446,210      1,467,499      1,339,264
     Occupancy and equipment .....         91,444         91,729        279,624        251,349
     Data processing .............         87,263         72,702        226,022        201,234
     Insurance expense (Note 4) ..         27,817         71,414        834,943        210,716
     Franchise taxes .............         48,234         65,741        178,251        188,750
     Advertising and promotional .         32,363         37,737         96,875        109,295
     Other .......................         93,812        100,877        359,744        302,495
                                       ----------     ----------     ----------     ----------
         Total noninterest expense        866,932        886,410      3,442,958      2,603,103
                                       ----------     ----------     ----------     ----------

                        See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)

                                     Three Months Ended            Nine Months Ended
                                          March 31,                    March 31,
                                -------------------------     -------------------------
                                    1997           1996          1997           1996
                                ----------     ----------     ----------     ----------
Income before income tax ..     $  894,417     $  655,662     $1,702,637     $1,955,004

Provision for income tax ..        317,830        252,193        617,630        725,676
                                ----------     ----------     ----------     ----------


Net income ................     $  576,587     $  403,469     $1,085,007     $1,229,328
                                ==========     ==========     ==========     ==========


Primary and fully dilutive
  earnings per common share     $      .38     $      .26     $      .71     $      .80
                                ==========     ==========     ==========     ==========

                        See accompanying notes to financial statements.


                                      WOOD BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                    1997              1996
                                                              ------------      ------------
Cash flows from operating activities
     Net income .........................................     $  1,085,007      $  1,229,328
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...................................           92,045            77,867
         Provision for loan losses ......................           90,000            90,000
         Net accretion ..................................          (85,548)          (20,777)
         Security losses, net ...........................              461
         Gain on loan sales .............................         (106,966)          (81,988)
         Proceeds from loans sold .......................        6,535,012        13,831,920
         Loans originated for sale ......................       (6,520,436)      (13,831,920)
         FHLB stock dividend ............................          (69,700)          (65,400)
         Amortization of unearned compensation ..........           29,446            49,147
         ESOP Expense ...................................          110,092            61,106
         Change in
              Interest receivable .......................          (89,122)          (23,864)
              Other assets ..............................          321,535            23,032
              Income taxes payable ......................           65,148            99,394
              Other liabilities .........................            7,725          (122,811)
              Interest payable ..........................          139,341           (19,308)
              Deferred loan fees ........................           12,342           (32,041)
                                                              ------------      ------------
                  Net cash from operating activities ....        1,616,382         1,263,685
                                                              ------------      ------------
Cash flows from investing activities
     Net change in interest-bearing balances with banks .         (631,409)       (5,682,350)
     Repurchase agreement, net ..........................        2,500,000        (2,500,000)
     Investment and mortgage-backed securities available
       for sale
         Sales ..........................................        1,050,000
         Purchases ......................................       (3,900,000)       (2,782,602)
         Proceeds from calls and maturities .............        3,520,000           700,000
         Proceeds from principal payments on mortgage-
           backed securities ............................          578,239         1,097,950
     Investment and mortgage-backed securities held to
       maturity
         Purchases ......................................                           (662,944)
         Proceeds from calls and maturities .............                            500,000
         Proceeds from principal payments on mortgage-
           backed securities ............................                            174,342
     Net increase in loans ..............................      (20,034,151)        4,631,471
     Properties and equipment expenditures ..............         (377,200)          (13,935)
                                                              ------------      ------------
         Net cash used in investing activities ..........      (17,294,521)       (4,538,068)
                                                               ===========        ==========
                        See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                   March 31,
                                                             1997              1996
                                                       ------------      ------------
Cash flows from financing activities
     Net increase in deposits ....................     $  2,092,769      $ 10,113,970
     Proceeds from FHLB borrowings ...............       19,150,000         2,500,000
     Repayment of FHLB borrowings ................       (4,846,257)       (8,714,008)
     Cash dividends paid .........................         (399,948)         (250,083)
     Proceeds from exercise of stock options .....           16,675             4,260
     Purchase of treasury stock ..................         (147,375)         (255,000)
                                                       ------------      ------------
         Net cash from financing activities ......       15,865,864         3,399,139
                                                       ------------      ------------

Net change in cash and cash equivalents ..........          187,726           124,756

Cash and cash equivalents at beginning of period .        2,637,396         2,820,583
                                                       ------------      ------------

Cash and cash equivalents at end of period .......     $  2,825,122      $  2,945,339
                                                       ============      ============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest ................................     $  4,338,913      $  4,011,348
                                                       ============      ============
         Income taxes ............................          777,371           626,282
                                                       ============      ============
     Noncash activities
         Transfer securities to available for sale                          8,705,534
                                                                         ============

                        See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at March 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1996.

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

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Statement of Cash Flows: For purposes of this statement, cash and cash equivalents are defined to include the Company's cash on hand, due from banks and federal funds sold. The Company reports net cash flows for customer loan transactions, deposit transactions, and interest-bearing deposits made with other financial institutions.

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

Financial Statement Presentation: Certain items in the 1996 interim financial statements have been reclassified to correspond with the 1997 presentation.

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 1997 and June 30, 1996 are as follows:

                                                                  March 31, 1997
                                          -----------------------------------------------------------
                                                              Gross           Gross        Estimated
                                           Amortized        Unrealized      Unrealized       Fair
                                             Cost             Gains           Losses         Value
                                          -----------     -----------     -----------     -----------
Available for sale
     U.S. Treasury securities .......     $   525,378     $   138,644     $               $   664,022
     U.S. government agencies .......      11,070,183           2,144         233,515      10,838,812
     U.S. government agency
       step-up bonds ................       1,000,000                          16,313         983,687
     Mutual funds and equity
        investments .................       2,763,029                          73,517       2,689,512
     Other ..........................          40,000                                          40,000
                                          -----------     -----------     -----------     -----------
         Total investment  securities      15,398,590         140,788         323,345      15,216,033
     Mortgage-backed securities
         CMOs and REMICs ............       4,657,046           9,359          43,330       4,623,075
         Other mortgage-backed
           securities ...............       4,527,814          39,377         115,515       4,451,676
                                          -----------     -----------     -----------     -----------
              Total mortgage-
                backed securities ...       9,184,860          48,736         158,845       9,074,751
                                          -----------     -----------     -----------     -----------
     Total investment and
       mortgage-backed securities
       available for sale ...........     $24,583,450     $   189,524     $   482,190     $24,290,784
                                          ===========     ===========     ===========     ===========

Securities with a carrying value of $273,187 at March 31, 1997 were pledged to secure public deposits and for other purposes as required or permitted by law.

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 2 - SECURITIES (Continued)

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

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated market value of debt securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized        Estimated
                                                         Cost         Fair Value
Available for sale
      Due in one year or less ..................     $ 1,148,090     $ 1,141,702
      Due after one year through five years ....       3,399,327       3,345,422
      Due after five years through ten years ...       8,048,144       7,999,397
                                                     -----------     -----------
                                                      12,595,561      12,486,521

      CMOs and REMICs ..........................       4,657,046       4,623,075
      Other mortgage-backed securities .........       4,527,814       4,451,676
                                                     -----------     -----------
          Total debt securities ................       9,184,860       9,074,751

      Mutual funds and equity investments ......       2,763,029       2,689,512
      Other ....................................          40,000          40,000
                                                     -----------     -----------

                                                     $24,583,450     $24,290,784
                                                     ===========     ===========

Proceeds from the sale of securities available for sale totaled $1,050,000 for the nine-month period ended March 31, 1997, resulting in gross losses of $2,410. Gross gains on securities called totaled $1,949 for the nine-month period ended March 31, 1997. No securities were sold during the three- and nine-month periods ended March 31, 1996.

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                             March 31,         June 30,
                                                               1997             1996
                                                          ------------     ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one-to-four family residences ...     $ 96,113,372     $ 85,387,205
         Secured by other properties ................        6,446,899        4,812,944
         Construction loans .........................        5,612,106        6,397,279
         Home equity ................................        7,208,435        4,111,607
                                                          ------------     ------------
                                                           115,380,812      100,709,035
      Less:
         Loans in process ...........................        2,286,918        4,104,299
         Net deferred loan origination fees .........          221,076          208,733
                                                          ------------     ------------
             Total first mortgage loans .............      112,872,818       96,396,003
                                                          ------------     ------------

Consumer and other loans
      Principal balances
         Automobile .................................        7,691,422        7,013,451
         Commercial .................................        6,679,400        4,098,055
         Other ......................................        4,714,265        4,462,150
                                                          ------------     ------------
             Total consumer and other loans .........       19,085,087       15,573,656
                                                          ------------     ------------

                                                           131,957,905      111,969,659

Allowance for losses on loans .......................          543,974          513,367
                                                          ------------     ------------

      Loans, net ....................................     $131,413,931     $111,456,292
                                                          ============     ============

Nonaccrual loans totaled $-0- at March 31, 1997 and $28,479 at June 30, 1996. Accruing loans which are contractually past due 90 days or more totaled $127,000 at March 31, 1997 compared to $186,000 at June 30, 1996. Interest not recognized on nonaccrual loans totaled approximately $-0- and $603 for the three-month periods ended March 31, 1997 and 1996, respectively, and $1,320 and $1,809 for the nine-month periods ended March 31, 1997 and 1996, respectively.

                               WOOD BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          Quarter Ended March 31, 1997

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three- and nine-month periods ended March 31, 1997 and 1996 are as follows:

                                       Three months ended              Nine months ended
                                            March 31,                      March 31,
                                   ------------------------      ------------------------
                                      1997           1996           1997          1996
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 500,921      $ 465,551      $ 513,367      $ 409,706
Provision for loan losses ....        30,000         30,000         90,000         90,000
Recoveries ...................        30,445            742         30,612            742
Charge-offs ..................       (17,392)        (1,941)       (90,005)        (6,096)
                                   ---------      ---------      ---------      ---------

Balance at end of period .....     $ 543,974      $ 494,352      $ 543,974      $ 494,352
                                   =========      =========      =========      =========

NOTE 4 - FDIC INSURANCE

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves, while the SAIF had not yet achieved its required reserves. On September 30, 1996, President Clinton signed into law the Omnibus Bill which included provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The omnibus Bill required the FDIC to impose a special assessment on SAIF-insured deposits. The FDIC announced that the special assessment rate will be set at 65.7 cents per $100 of SAIF insured deposits at March 31, 1995. The assessment was paid on November 27, 1996 from working capital of the Bank. Since the SAIF reached its required reserve ratio following the assessment, the FDIC reduced the annual assessment rates for SAIF insured institutions to bring them in line with BIF assessment rates. The Company's special assessment totaled $442,611, after taxes.

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

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at March 31, 1997 to June 30, 1996 and the results of operations for the three months and nine months ended March 31, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew  $17,249,792,  or 11.8%, from $146,248,682 at June 30, 1996 to
$163,498,474 at March 31, 1997. The growth is attributable to increases in loans, partially offset by the maturity of a repurchase agreement. The increase was primarily funded by increases in advances from the Federal Home Loan Bank ("FHLB") of Cincinnati.

Cash and cash equivalents remained relatively constant at March 31, 1997, compared to June 30, 1996. Interest-bearing deposits with banks increased $631,409 from $77,715 at June 30, 1996, to $709,124 at March 31, 1997.

In July, 1996, a $2,500,000 repurchase agreement secured by one- to four-family residential real estate loans matured and the Bank used the proceeds to partially fund loan growth. The Company has also used the sale of an investment security, investment security maturities and mortgage backed securities paydowns, as well as FHLB advances, to fund the loan growth.

At March 31, 1997, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The net unrealized losses on these securities totaled $110,109 at March 31, 1997. The Company does not anticipate the need to sell these securities. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $19,957,639, or 17.9%, from $111,456,292 at June 30, 1996 to $131,413,931 at March 31, 1997. The increase was primarily due to increased demand for adjustable rate loans in the Bank's market area. Fixed rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. Increases in loans receivable were funded primarily by additional FHLB advances, as well as proceeds from the matured repurchase agreement.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (Continued)

Other assets decreased $227,759 from June 30, 1996 to March 31, 1997, primarily due to decreases in miscellaneous receivables of $148,919, prepaid franchise taxes of $103,581 and prepaid deposit insurance of $46,114, partially offset by a $66,560 increase in mortgage servicing rights.

Deposits increased from $115,829,891 at June 30, 1996 to $117,922,660 at March 31, 1997. The Bank offset the period's slow deposit growth and funded the period's loan growth by taking additional advances from the FHLB. FHLB advances were increased by $14,303,743 during the period, bringing the total balance from $9,315,945 at June 30, 1996 to $23,619,688 at March 31, 1997. Accrued interest payable increased from $89,212 at June 30, 1996 to $228,553 at March 31, 1997, primarily due to increases in FHLB advances.


RESULTS OF OPERATIONS

Net income increased $173,118, or 42.9%, from $403,469 for the quarter ended March 31, 1996 to $576,587 for the same period in 1997. The increase was primarily due to an increase in net interest income for the 1997 quarter of $196,016 over the comparable period in 1996.

Net income decreased $144,321 from $1,229,328 for the nine-month period ended March 31, 1996 to $1,085,007 for the same period in 1997. The 1997 decrease was due to the $442,611 (net of tax) special assessment charge resulting from legislation passed on September 30, 1996, to recapitalize the SAIF. See also
Note 4 in the interim financial statements. Excluding the SAIF assessment, the Company would have reported net income of $1,527,618 for the period ended March 31, 1997, an increase of $298,290, or 24.3%, over the same period in 1996. The increase was primarily due to increases in net interest income, partially offset by increases in noninterest expense, excluding the SAIF assessment.

Net interest income increased $196,016, or 13.4%, during the three-month period and $545,369, or 12.7%, during the nine-month period ended March 31, 1997, as compared to the same periods in 1997. The increases were primarily due to increases in average loans and investment securities during the 1997 periods as compared to the 1996 periods.

The provision for loan losses was $30,000 for the three-month periods and $90,000 for the nine-month periods ended March 31, 1997 and 1996. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately .41% of loans, net of unearned and deferred income, as of March 31, 1997, compared to .46% at March 31, 1996. Management believes the allowance for loan losses is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Noninterest income increased $23,261 and $42,119 for the three months ended March 31, 1997, as compared to the same periods ending March 31, 1996. The increase was primarily due to increases in deposit account service charges and increases in loan sale gains from the adoption of SFAS No. 122. See Note 1 in the notes to interim financial statements. The increase for the nine-month period was partially offset by a $34,197 decrease in service charges related to life, accident and health insurance sales.

Noninterest expense decreased $19,478 for the three-month period ended March 31, 1997, as compared to the same period in 1996. The decrease was primarily due to decreases in FDIC insurance premiums and franchise taxes, partially offset by increases in salaries and benefits expenses.

Noninterest expense increased $165,855 for the nine-month period ended March 31, 1997, as compared to the same period in 1996. The increase consisted primarily of increased salaries and benefits expense and other expenses. Additional personnel added for loan production and annual salary reviews combined to increase salaries and benefits by $128,235, or 9.6%, for the period. Other expenses increased primarily due to additional administrative, printing, professional, and postage expenses related to operating as a publicly-owned company.

The Company's federal income tax expense was $317,830 and $252,193 for the three-month periods ended March 31, 1997 and 1996, respectively, and $617,630 and $725,676 for the nine-month periods. The increase for the three-month period was primarily due to the increases in pre-tax income, while the decrease for the nine-month period was related to the SAIF assessment.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1997, First Federal was in compliance with this requirement with a liquidity ratio of 6.69%. Management considers this liquidity position adequate to meet its expected needs.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. The following table presents the Bank's compliance with its capital requirements at March 31, 1997:

                                                                     Risk
                       Tangible               Core                   Based
                       Capital               Capital                 Capital
                       -------               -------                 -------
                   Amount       %       Amount        %       Amount        %
                   ------       -       ------        -       ------        -
Actual ......     $13,327     8.29     $13,327      8.29     $13,840      14.77
Required ....       2,411     1.50       4,822      3.00       7,498       8.00
                  -------     ----     -------      ----     -------      -----

Excess ......     $10,916     6.79%    $ 8,505      5.29%    $ 6,342       6.77%
                  =======     ====     =======      ====     =======      =====

The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1997, certain intangible assets, of which First Federal has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1997
                           PART II - OTHER INFORMATION



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

Item 5 -       Other Information:
               As a subsequent event, on April 8, 1997, the Company completed its earlier announced repurchase program, purchasing 81,450 shares of its common stock at an average cost of $16.50 per share.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a) Exhibit 27 - Financial Data Schedule.
               (b) No  current  reports  on Form 8-K were  filed by the  Company during the quarter ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WOOD BANCORP INC.
                                           (Registrant)




Date: May 15, 1997                         /s/Richard L. Gordley
                                           ---------------------
                                           Richard L. Gordley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: May 15, 1997                         /s/David L. Nagel
                                           -----------------
                                           David L. Nagel
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)