Form 10KSB
period 1997-06-30
WOOD BANCORP INC
filed 1997-09-29
CIK 906346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________________ to _______________

                         Commission file number 0-22034

                               WOOD BANCORP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                     34-1742860
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   124 East Court, Bowling Green, Ohio                    43402-2259
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (419) 352-3502

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such requirements for the past 90 days. YES [ X ]  NO [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $13,219,894.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the Nasdaq Stock Market as of September 15, 1997, was $37,339,232. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 15, 1997, there were issued and outstanding 2,118,538 shares of the Registrant's Common Stock (including 85,374 shares of restricted stock issued pursuant to the Registrant's Recognition and Retention Plan).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the
                        fiscal year ended June 30, 1997.

            Part III of Form 10-KSB - Proxy Statement for 1997 Annual
                            Meeting of Stockholders.

         Transitional Small Business Disclosure Format: YES [ ] NO [ X ]

                                     PART I

Item 1.  Description of Business

General

         Wood Bancorp, Inc. (the "Company") is a Delaware corporation which was formed at the direction of First Federal Bank ("First Federal" or the "Bank") in May 1993 for the purpose of becoming the savings and loan holding company of First Federal (the "Conversion"). At June 30, 1997, the Company had total assets of $163.9 million, deposits of $120.5 million, and shareholder's equity of $20.2 million. All references to the Company at or before August 31, 1993 refer to First Federal.

         First Federal is a federally chartered stock savings and loan association headquartered in Bowling Green, Ohio. First Federal was originally organized in 1923 as a state chartered savings institution and, in 1937, converted to a federal savings and loan association. First Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans and short-term consumer loans. The Bank also originates residential construction loans in its market area and commercial loans and loans secured by multi-family and non-residential real estate. At June 30, 1997, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) and consumer loans were secured by properties or collateral located in northwest Ohio. See generally "Lending Activities."

         The Bank also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies as well as securities issued by the U.S. government or agencies thereof. See "Investment Activities."

         Like all federally chartered savings associations, First Federal's operations are regulated by the Office of Thrift Supervision (the "OTS"). First Federal is a member of the Federal Home Loan Bank System ("FHLB System") and a stockholder in the Federal Home Loan Bank ("FHLB") of Cincinnati. The Bank is also a member of the Savings Association Insurance Fund ("SAIF") and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). See "Regulation."

         The Bank's revenues are derived primarily from interest on mortgage loans, consumer and commercial loans, mortgage-backed securities, investments, income from service charges, and loan origination fees. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

         The Bank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook accounts, NOW, money market checking and regular checking accounts, and certificate accounts with terms of 91 days to 60 months. The Bank primarily solicits deposits in its primary market area and does not accept brokered deposits. However, in June 1997, the Bank began using a national listing service to attract additional deposits.

Market Area

         The main office of the Bank is located in Bowling Green, Ohio, which is located in Wood County, Ohio. The Bank operates seven offices: two in Bowling Green, and one in each of Grand Rapids, North Baltimore, Rossford, Woodville and Pemberville. All branches are located in Wood County with the exception of the Woodville branch, which is located four miles from Wood County in Sandusky County, Ohio. The Bank considers Wood County its primary market area.


         Wood County is located in northwest Ohio. Toledo, Ohio, 20 miles to the north, is a major midwest industrial city with a commercial airport served by major airlines and several commuter affiliates. Wood County has a mixed agricultural and industrial economy. Wood County is also the home of Bowling Green State University, a four-year public undergraduate and graduate institution.

         The executive offices of the Company are located at 124 East Court Street, Bowling Green, Ohio 43402-2259 and its telephone number is (419) 352-3502. Unless the context otherwise requires, all references herein to the Bank or the Company include the Company and the Bank on a consolidated basis.

Lending Activities

         General. Historically, the Bank primarily originated fixed-rate, one- to four-family mortgage loans. In the early 1980s, the Bank began to focus on the origination of adjustable-rate one- to four-family mortgage ("ARM") loans and short-term consumer and other loans for retention in its portfolio, in order to increase the percentage of loans with more frequent repricing or shorter
maturities,  and  in  some  cases  higher  yields,  than  fixed-rate,   one-  to
four-family mortgage loans. While the Bank's current loan portfolio consists mainly of ARM loans and short-term consumer loans, in 1993 the Bank began to originate fixed-rate mortgage loans in response to customer demand. Under First Federal's current policy, virtually all fixed-rate loans are sold in the secondary market. See also "- One- to Four-Family Residential Mortgage Lending" and "Originations, Purchases, Sales and Servicing of Loans."

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1997, the Bank's net loan portfolio totaled $131.3 million.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $2.1 million. At June 30, 1997, the Bank had no loans with outstanding balances to any one borrower (or related entities) in excess of this amount. The principal balance of the largest amount outstanding to any one borrower, or group of related borrowers, was approximately $1.4 million at June 30, 1997. The Bank may discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         Loan Portfolio Composition. The following information presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                              Year Ended June 30,
                                                    ------------------------------------------------------------------------

                                                            1997                     1996                      1995
                                                    ------------------------------------------------------------------------

                                                    Amount       Percent      Amount       Percent      Amount       Percent
                                                    ------       -------      ------       -------      ------       -------
                                                                             (Dollars in thousands)

Real Estate Loans:
 One- to four-family ........................       $ 93,538       69.63%    $ 85,387      73.43%    $ 88,923       78.72%
 Secured by other properties(1) .............          7,296        5.43        4,813       4.14        4,189        3.71
 Construction loans .........................          4,516        3.36        6,397       5.50        3,865        3.42
 Home equity ................................          8,335        6.20        4,112       3.54        2,838        2.51
                                                    --------      ------     --------     ------     --------      ------
     Total real estate loans ................        113,685       84.62      100,709      86.61       99,815       88.36

Other Loans:
 Consumer Loans:
  Automobile ................................          7,696        5.73        7,013       6.03        6,927        6.13
  Other .....................................          4,925        3.67        4,462       3.84        3,686        3.27
                                                    --------      ------     --------     ------     --------      ------
     Total consumer loans ...................         12,621        9.40       11,475       9.87       10,613        9.40
                                                    --------      ------     --------     ------     --------      ------
 Commercial business loans ..................          8,035        5.98        4,098       3.52        2,534        2.24
                                                    --------      ------     --------     ------     --------      ------
     Total other loans ......................         20,656       15.38       15,573      13.39       13,147       11.64
                                                    --------      ------     --------     ------     --------      ------
     Total loans ............................        134,341      100.00%     116,282     100.00%     112,962      100.00%
                                                    --------      ------     --------     ------     --------      ------

Less:
 Loans in process............................          2,246                    4,104                   1,526
 Deferred origination fees, net..............            201                      209                     209
 Allowance for losses........................            576                      513                     410
                                                    --------                 --------                --------
     Total loans receivable, net.............       $131,318                 $111,456                $110,817
                                                    ========                 ========                ========

(1) Includes multi-family, commercial real estate, land lot and agricultural loans.

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                              Year Ended June 30,
                                                 -----------------------------------------------------------------------------------
                                                            1997                      1996                      1995
                                                 -----------------------------------------------------------------------------------
                                                     Amount        Percent        Amount        Percent        Amount       Percent
                                                     ------        -------        ------        -------        ------       -------
                                                                             (Dollars in thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family .......................       $  9,892         7.37%       $ 13,355        11.48%       $ 12,548        11.11%
  Secured by other properties(1) ............            703          .52           2,198         1.89           1,497         1.32
                                                    --------       ------        --------       ------        --------       ------
    Total ...................................         10,595         7.89          15,553        13.37          14,045        12.43
  Home equity and consumer ..................         12,842         9.56          11,965        10.29          10,740         9.51
  Commercial business .......................          3,363         2.50           3,181         2.74           1,487         1.32
                                                    --------       ------        --------       ------        --------       ------
    Total fixed-rate loans ..................         26,800        19.95          30,699        26.40          26,272        23.26

Adjustable-Rate Loans:
 Real estate:
  One- to four-family .......................         83,646        62.26          72,032        61.95          76,375        67.61
  Secured by other properties(1) ............          6,593         4.91           2,615         2.25           2,692         2.38
  Construction ..............................          4,516         3.36           6,397         5.50           3,865         3.42
                                                    --------       ------        --------       ------        --------       ------
    Total ...................................         94,755        70.53          81,044        69.70          82,932        73.41
  Home equity and consumer ..................          8,114         6.04           3,622         3.11           2,711         2.40
  Commercial business .......................          4,672         3.48             917          .79           1,047          .93
                                                    --------       ------        --------       ------        --------       ------
    Total adjustable-rate loans .............        107,541        80.05          85,583        73.60          86,690        76.74
                                                    --------       ------        --------       ------        --------       ------
    Total loans .............................        134,341       100.00%        116,282       100.00%        112,962       100.00%
                                                    --------       ------        --------       ------        --------       ------

Less:
 Loans in process................................      2,246                        4,104                        1,526
 Deferred fees and discounts.....................        201                          209                          209
 Allowance for loan losses.......................        576                          513                          410
                                                    --------                     --------                     --------
    Total loans receivable, net..................   $131,318                     $111,456                     $110,817
                                                    ========                     ========                     ========

(1) Includes multi-family, commercial real estate, land lot and agricultural loans.

         The following schedule sets forth certain information at June 30, 1997 regarding the net dollar amount of loans maturing in First Federal's portfolio, based on contractual terms to maturity. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

         Due During
        Years Ending                                                                                    Consumer
          June 30,                   Real Estate(1)(4)     Commercial             Construction(2)       and Other          Total
          --------                   --------------        ----------             ---------------       ---------          -----
                                                                  (Dollars in Thousands)
1998(3).....................         $      241            $ 1,805                    $4,516            $ 2,704           $9,266
1999........................                148              1,834                       ---              1,780            3,762
2000........................                563              1,305                       ---              2,793            4,661
2001 and 2002...............              2,202                973                       ---              4,909            8,084
2003 to 2012 ...............             34,261              2,059                       ---                394           36,714
2013 and
 following..................             71,754                 59                       ---                 41           71,854
                                       --------             ------                    ------            -------         --------
                                       $109,169             $8,035                    $4,516            $12,621         $134,341
                                       ========             ======                    ======            =======         ========

(1) Includes one- to four-family, multi-family, commercial real estate, land lot, agricultural and home equity loans.

(2) Construction loans are written for a nine month construction period, with interest only payments due monthly. At the end of the construction period the loan automatically converts to a monthly payment, 30-year permanent loan.

(3) Includes demand loans, loans having no stated maturity and overdraft loans.

(4) Home equity loans totaling $8.3 million do not have a stated payment. The borrower is billed 1% of the outstanding balance monthly.

         At June 30, 1997, the total amount of loans due after June 30, 1998 which have predetermined interest rates was $22.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $102.2 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Bank's one- to four-family residential mortgage loans totaled approximately $93.5 million, or approximately 69.6% of the Bank's total gross loan portfolio. Of this portfolio, approximately $5.2 million constituted loans secured by one- to four-family residential property that is rented.

         The Bank currently offers fixed-rate or ARM payment loans. The Bank's one- to four-family residential mortgage originations are secured by property located in its market and surrounding areas.

         The Bank currently offers one and three year ARM loans with an interest rate margin over the one and three year Treasury rates. These loans provide for a 200 basis point annual interest rate cap and a lifetime cap of 600 basis
points  over  the  initial  rate.  The  Bank's  ARMs  do  not  permit   negative
amortization of principal. The Bank qualifies one year ARM borrowers on the maximum second year rate and three year ARM borrowers on the initial rate plus 100 basis points.

         Interest rates charged on fixed-rate and adjustable-rate one- to four-family mortgage loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties. During the last four fiscal years, the Bank has not purchased any loans. See "Originations, Purchases, Sales and Servicing of Loans."

         In underwriting one- to four-family residential real estate loans, First Federal evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Currently, virtually all properties securing real estate loans made by First Federal are appraised by independent fee appraisers approved and qualified by the Board of Directors. First Federal generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain an option "due on sale" clause allowing the Bank the option to declare the unpaid principal balance due and payable upon the sale of the security property.

         Consumer Lending. First Federal offers a variety of secured consumer loans, including automobile and truck, motorcycle, boat and recreational vehicle, home equity, home improvement loans and loans secured by savings deposits. In addition, First Federal offers other secured and unsecured consumer loans, including an overdraft checking line-of-credit. The Bank currently originates substantially all of its consumer loans in its primary market area and surrounding areas. The Bank originates consumer loans primarily on a direct basis, by extending credit directly to the borrower. Indirect loans, such as those involving the purchase of loan contracts from retailers of goods or services which have extended credit to their customers, are also made, to a lesser extent. Typically, automobile loans are made for up to 60 months for new vehicles, and up to 48 months for used vehicles. Used vehicle lending predominates over new vehicle lending. Almost all consumer loans are made on a fixed-rate basis, except for home equity loans, which are either fixed-rate or tied to one year Treasury rates.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Consumer loan terms also vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. At June 30, 1997, $221,000, or approximately 1.75% of the consumer loan portfolio, was delinquent 30 days or more. There can be no assurance that delinquencies will not increase in the future.

         At June 30, 1997, the Bank's consumer loan portfolio totaled $12.6 million, or 9.4% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 1997, approximately 94.46% were short- and intermediate-term, fixed-rate loans and 5.54% were adjustable-rate loans.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1997, automobile loans totaled $7.7 million, or approximately 60.97% and 5.73%, of the Bank's consumer and gross loan portfolios, respectively.

         Loans secured by deposit accounts at the Bank are generally originated for up to 90% of the account balance with a hold placed on the account restricting the withdrawal of the account balance. The interest rate on such loans is from 100 to 300 basis points above the deposit contract rate.

         The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Construction Lending. The Bank engages in construction lending to individuals for the construction of their residences as well as to builders for the construction of single-family homes and other types of real estate in the Bank's primary market area and surrounding areas. At June 30, 1997, the Bank had $4.5 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction. Currently all of the Bank's construction loans have adjustable rates of interest.

         Construction loans for residences are structured as permanent loans with interest only payable for up to the first nine months during the construction phase. Construction loans are underwritten pursuant to the same guidelines used for originating permanent real estate loans.

         Construction lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Bank may be required to modify the terms of the loan. The Bank has not experienced a loss on this portfolio during the last four years.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wood County market area. At June 30, 1997, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Ohio.

         Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         The Bank's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings and, to a lesser extent, office buildings, hotels, restaurants, retail stores, multi-family real estate and churches. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years. The Bank has a variety of rate adjustment features and other terms in its commercial and multi-family real estate loan portfolio. Generally, the loans are made in amounts up to 75% of the appraised value of the security property. Commercial real estate loans provide for a margin over a designated index which is generally the one year Treasury bill rate. The Bank currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. In addition to the collateral securing the loan, the Bank generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Bank are performed by independent appraisers.

         Commercial Business Lending. The Bank also originates commercial business loans. At June 30, 1997, approximately $8.0 million, or 5.98% of the Bank's total gross loan portfolio, was comprised of commercial business loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by real estate or business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1997, $164,000, or approximately 2.04%, of the commercial business loan portfolio was delinquent 30 days or more.

         First Federal's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of First Federal's current credit analysis. Nonetheless, there are generally increased credit risks associated with commercial business lending.

         Management anticipates that this segment of the Bank's portfolio, which consists of inventory, receivable and working capital loans, may increase over the foreseeable future to levels approximating ten percent of total gross loans outstanding.

Originations, Purchases, Sales and Servicing of Loans

         Real estate loans are generally originated by First Federal's staff of salaried loan officers. The Bank presently has three commission-based loan officers as part of its effort to increase loan origination volume. Loan applications are taken and processed in the branches and main office of the Bank.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment.

         In fiscal 1997, the Bank originated $71.4 million of loans, compared to $60.6 million in fiscal 1996. In fiscal 1997, $39.2 million of loans were repaid compared with $38.8 million in 1996.

         When loans are sold by the Bank, the Bank retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. The Bank services mortgage loans that it originated and sold amounting to approximately $32.4 million at June 30, 1997. See also Note 1 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed herewith as Exhibit 13 (the "Annual Report").

         In periods of economic uncertainty, the Bank's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan origination fees, other fee income and operating earnings. In addition, the Bank's ability to sell loans may substantially decrease as potential buyers (principally government agencies) reduce their purchasing activities. The Bank will make fixed-rate loans for sale in the secondary market as demand dictates.

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                                               Year Ended June 30,
                                                                    ----------------------------------------
                                                                      1997            1996            1995
                                                                    -------          -------         -------
                                                                                 (In thousands)
Originations by type:
 Adjustable-rate............................................        $46,948          $29,597         $23,183
 Fixed-rate.................................................         24,455           31,005          16,932
                                                                    -------          -------         -------
         Total loans originated.............................         71,403           60,602          40,115

Purchases:
 Total loans purchased......................................            ---              ---             ---

Sales and Repayments:
 Total loans sold...........................................         14,111           18,497           3,026
 Principal repayments.......................................         39,233           38,785          27,517
                                                                    -------          -------         -------
         Total increase.....................................         18,059            3,320           9,572

 (Increase) decrease in other items,
  net.......................................................          1,803          (2,681)             740
                                                                    -------          -------         -------
         Net increase.......................................        $19,862          $   639         $10,312
                                                                    =======          =======         =======

Non-Performing Assets and Classified Assets

         Generally, when a borrower fails to make a required payment on real estate secured loans and consumer loans within 20 days after the payment is due, the Bank institutes collection procedures by mailing a computer generated delinquency notice. The customer is contacted again, by notice or telephone, when the payment is 30 days past due and 60 days past due. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a final letter is sent demanding payment. The customer is requested to acknowledge the status of the loan and to make arrangements to bring the loan current. If satisfactory arrangements are not made, a personal visit may be made to initiate repossession on collateral for consumer loans. At 90 days past due, a 30-day foreclosure notice is sent, and if the loan is 120 days overdue, unless satisfactory arrangements have been made, immediate repossession or foreclosure procedures will commence.

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1997. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                             Loans Delinquent For:
                                  --------------------------------------------------------------------------------------------------
                                               30-59 Days                         60-89 Days                       90 Days and Over
                                  --------------------------------------------------------------------------------------------------
                                                          Percent                            Percent                        Percent
                                                          of Loan                            of Loan                        of Loan
                                    Number    Amount     Category     Number     Amount     Category    Number   Amount    Category
                                  --------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Real Estate:
  One- to four-family............     36     $1,661           1.8%        6       $214            .2%      10      $330       .4%
   Home equity...................     19        233           2.8         3         54            .6      ---       ---      --
  Secured by other properties....    ---        ---          ---          1         37          ---       ---       ---      --
  Commercial.....................      3         29            .4         1        111           1.4        1        24       .3
  Consumer.......................     33        161           1.3         9         42            .3        4        17       .1
                                     ---      -----        ------      ----      -----         -----    -----     -----      ---

     Total.......................     91     $2,084           1.6%       20       $458            .3%      15      $371       .3%
                                     ===     ======           ===       ===       ====         =====     ====      ====      ===

         There were no delinquent construction loans at June 30, 1997. The ratio of delinquent loans to total loans (net), was 2.22% at June 30, 1997.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become seriously doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                          Year Ended June 30,
                                                       ------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ............................     $--       $--       $--
  Secured by other ...............................      --         28        28
  Construction ...................................      --        --        --
  Consumer .......................................      --          2       --
  Commercial business ............................      --        --        --
                                                       ----      ----      ----
     Total .......................................      --         30        28
                                                       ----      ----      ----

Accruing loans delinquent more than 90 days:
  One- to four-family ............................      330       116       262
  Secured by other ...............................      --         39       --
  Construction ...................................      --        --        --
  Consumer .......................................       17        30        35
  Commercial business ............................       24       --        --
                                                       ----      ----      ----
     Total .......................................      371       185       297
                                                       ----      ----      ----

Foreclosed assets:
  One- to four-family ............................      --        --        --
  Secured by other ...............................       30        30        30
  Construction ...................................      --        --        --
  Consumer .......................................      --        --        --
  Commercial business ............................      --        --        --
                                                       ----      ----      ----
     Total .......................................       30        30        30
                                                       ----      ----      ----

Total non-performing assets(1) ...................     $401      $245      $355
                                                       ====      ====      ====
Total as a percentage of total
 assets ..........................................      .24%     0.17%     0.26%
                                                       ====      ====      ====

(1) In addition, the Bank had one troubled debt restructuring at June 30, 1996 and 1995 with a balance at those dates of $62,524 and $63,187, respectively.

         For the year ended June 30, 1997 gross interest income which would have been recorded had the non-accruing loans and troubled debt restructuring been current in accordance with their original terms amounted to approximately $758. None of such amount was included in interest income on such loans for the year ended June 30, 1997.

         As of June 30, 1997, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the association's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $1.1 million of its assets as substandard, none as doubtful and $63,386 as loss.

         At June 30, 1997, total classified assets comprised $1.2 million, or 8.61% of the Bank's capital, or .75% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan allowance.

         Real estate properties acquired through foreclosure are recorded at fair value, less estimated costs to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Bank had a total allowance for loan losses of $575,985 or .44% of total loans receivable, net. See also Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                        Year Ended June 30,
                                                   ----------------------------
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                      (Dollars in Thousands)
Balance at beginning of period .............       $513        $409        $351

Charge-offs:
  One- to four-family ......................        --          --          --
  Secured by other properties ..............         58         --          --
  Construction .............................        --          --          --
  Consumer .................................         32          17           2
                                                   ----        ----        ----
     Total charge-offs .....................         90          17           2
                                                   ----        ----        ----
Recoveries:
  One- to four-family ......................        --          --          --
  Secured by other properties ..............         23         --          --
  Construction .............................        --          --          --
  Consumer .................................         10           1         --
                                                   ----        ----        ----

     Total recoveries ......................         33           1         --
                                                   ----        ----        ----

Net charge-offs ............................         57          16           2

Additions charged to operations ............        120         120          60
                                                   ----        ----        ----
Balance at end of period ...................       $576        $513        $409
                                                   ====        ====        ====

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period .........................        .05%        .02%       ---%
                                                   ====        ====        ====

Ratio of allowance to non-performing
 loans .....................................       155.26%     238.60%     126.08%
                                                   ====        ====        ====

     The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                           Year Ended June 30,
                                             ---------------------------------------------------------------------------------
                                                        1997                       1996                       1995
                                             ---------------------------------------------------------------------------------
                                                             Percent                    Percent                    Percent
                                                            of Loans                   of Loans                   of Loans
                                                             in Each                    in Each                    in Each
                                                            Category                   Category                   Category
                                                            to Total                   to Total                   to Total
                                                Amount        Loans        Amount        Loans        Amount        Loans
                                                ------        -----        ------        -----        ------        -----
                                                                          (Dollars in Thousands)
One- to four-family.........................    $100          69.63%       $102          73.43%       $ 60          78.72%
Secured by other properties.................     160           5.43         191           4.14         191           3.71
Construction................................     ---           3.36         ---           5.50          --           3.42
Home equity.................................      21           6.20          10           3.54          --           2.51
Consumer....................................     128           9.40          88           9.87          56           9.40
Commercial business.........................     120           5.98          82           3.52          60           2.24
Unallocated.................................      47            ---          40           ----          42            ---
                                                ----         ------        ----         ------        ----         ------
     Total..................................    $576         100.00%       $513         100.00%       $409         100.00%
                                                ====         ======        ====         ======        ====         ======

Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Bank's investment policy objective in this regard currently sets the Bank's desired liquidity between 6% and 12%. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.64%. See "Regulation Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Bank, as set by the Investment Committee, is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Bank's asset/liability management policies.

         Investment Securities. At June 30, 1997, the Company's cash and cash equivalents totaled $2.9 million, or 1.78% of its total assets, and investment and mortgage-backed securities (including a $1.4 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership in such institution) totaled $24.4 million, or 14.88% of its total assets. It is the Bank's general policy to purchase investment securities which are U.S. government securities and federal agency obligations, state and local government obligations, commercial paper, mutual funds, interest-bearing deposits in other institutions, and overnight federal funds. See also Notes 1 and 2 to Notes to Consolidated Financial Statements in the Annual Report.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $2.1 million as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's investment portfolio at the dates indicated.

                                                                                    Year Ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                 1997                       1996                       1995
                                                      ------------------------------------------------------------------------------
                                                        Carrying       % of        Carrying       % of        Carrying       % of
                                                          Value        Total         Value        Total         Value        Total
                                                          -----        -----         -----        -----         -----        -----
                                                                                   (Dollars in thousands)
Interest bearing deposits in other
  financial institutions.............................    $2,229         100.00%    $    78         100.00%    $   352      100.0%
                                                         ======         ======     =======         ======     =======      =====
Investment and Mortgage-Backed
 Securities:
  Available for sale:
    U.S. Treasury securities.........................   $   693           2.84%    $   839           3.13%    $   613       3.25%
    Mutual funds.....................................     2,716          11.13       2,625           9.78       2,565      13.60
    Mortgage-backed securities.......................     8,844          36.26       9,648          35.94       5,751      30.50
    U.S. Government agency step up                                           4
     bonds...........................................       791           3.2        1,499           5.58         ---        ---
    Other............................................        40            .16          40            .15         ---        ---
    U.S. Government agency                                                   2
      securities.....................................     9,909          40.6       10,883          40.54         ---        ---
                                                        -------         ------     -------         ------     -------      -----
      Subtotal.......................................    22,993          94.25      25,534          95.12       8,929      47.35
                                                        -------         ------     -------         ------     -------      -----
  Held to Maturity:
    U.S. Treasury securities.........................       ---            ---         ---            ---         200       1.06
    U.S. Government agency
     securities......................................       ---            ---         ---            ---       5,733      30.41
    U.S. Government agency step
      up bonds.......................................       ---            ---         ---            ---       1,318       6.99
    Mortgage-backed securities.......................       ---            ---                        ---       1,454       7.71
                                                        -------        -------                                -------     ------
      Subtotal.......................................       ---            ---         ---            ---       8,705      46.17
                                                        -------         ------                     ------     -------      -----

  FHLB stock.........................................     1,403           5.75       1,309           4.88       1,221       6.48
                                                        -------         ------     -------         ------     -------      -----

Total investment securities,
  mortgage-backed securities
  and FHLB stock.....................................   $24,396         100.00%    $26,843         100.00%    $18,855     100.0%
                                                        =======         ======     =======         ======     =======     =====

Average remaining life of
  U.S. Government and Agency
  securities.........................................  5.5 years                   5.3 years                  3.6 years

         See also Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         The composition and maturities of the investment securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                  At June 30, 1997
                                                 --------------------------------------------------
                                                 Amortized         Estimated            Weighted
                                                   Cost          Market Value         Average Yield
                                                   ----          ------------         -------------
                                                            (Dollars in thousands)
Available for sale:
  Due in one year or less...................       $1,149             $1,146              5.34%
  Due after one through
   five years...............................        3,548              3,516              5.89
  Due after five years
   through ten years........................        6,117              6,233              7.62
  Due after ten years.......................          500                498              8.12
                                                  -------            -------              ----
                                                   11,314             11,393              6.87
  Mortgage-backed securities................        8,977              8,844              6.43
  Mutual funds..............................        2,781              2,716              5.44
  Other.....................................           40                 40               ---
                                                  -------            -------              ----
    Total investment
     securities available for
     sale...................................      $23,112            $22,993              6.52%
                                                  =======            =======              ====

         The Bank's portfolio at June 30, 1997 contained no tax-exempt securities of any issuer with an aggregate book value in excess of the Bank's retained earnings, excluding those securities issued by the U.S. government or its agencies.

         Mortgage-Backed Securities. First Federal has a portfolio of mortgage-backed securities which it holds as available for sale. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 2 of the Notes to Consolidated Financial Statements in the Annual Report. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation--Regulatory Capital Requirements."

         Consistent with the Bank's asset/liability policy, most of the Bank's mortgage-backed securities carry adjustable interest rates.

         The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of June 30, 1997, the company's entire investment and mortgage-backed securities portfolio was classified as available for sale with an amortized cost and market value of $25.7 million and $25.5 million, respectively.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, borrowings, amortization and repayment of loan principal (including interest earned on mortgage-backed securities), interest earned on or maturation of investment securities and short-term investments, and funds provided from operations. FHLB advances have been used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and will be used on a longer-term basis to support expanded lending activities.

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook savings accounts, NOW accounts, money market checking, individual retirement accounts, Christmas and vacation club accounts, and certificate accounts generally ranging in terms from 91 days to 60 months. The Bank primarily solicits deposits from its market area and does not use brokers to obtain deposits. However, in June 1997, the Bank began using a national rate listing service to attract additional deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook savings, NOW accounts and money market checking are relatively stable sources of deposits.

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                   Year Ended June 30,
                                         --------------------------------------
                                           1997           1996           1995
                                         --------       --------       --------
                                                      (Dollars in Thousands)
Opening balance ...................      $115,830       $104,845       $100,388
Deposits ..........................       380,868        310,235        268,563
Withdrawals .......................       380,743        303,783        267,626
Interest credited .................         4,591          4,533          3,520
                                         --------       --------       --------

Ending balance ....................      $120,546       $115,830       $104,845
                                         ========       ========       ========

Net increase (decrease) ...........      $  4,716       $ 10,985       $  4,457
                                         ========       ========       ========

Percent increase
 (decrease) .......................          4.07%         10.48%          4.44%
                                         ========       ========       ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated. See also Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                                                         At June 30,
                                                  ---------------------------------------------------------------------------------
                                                           1997                         1996                       1995
                                                  ------------------------    -------------------------    ------------------------
                                                                  Percent                      Percent                     Percent
                                                  Amount          of Total    Amount           of Total    Amount          of Total
                                                  ------          --------    ------           --------    ------          --------
                                                                                   (Dollars in thousands)
Transactions and Savings Deposits:

Demand and NOW Accounts(1).................      $ 15,119           12.54 %  $ 13,605           11.74%    $ 10,347            9.87%
Passbook Accounts..........................        21,307           17.68      20,117           17.37       21,253           20.27
Money Market Accounts......................        19,944           16.54      22,008           19.00       13,727           13.09
                                                 --------          ------    --------           ------    --------          ------

Total Non-Certificates.....................        56,370           46.76      55,730           48.11       45,327           43.23
                                                 --------          ------    --------           ------    --------          ------

Certificates:

 0.00 -  3.99%.............................           168             .14         473             .41        3,255            3.10
 4.00 -  5.99%.............................        52,469           43.53      49,998           43.16       40,728           38.85
 6.00 -  7.99%.............................        11,526            9.56       9,611            8.30       15,473           14.76
 8.00 -  9.99%.............................            13             .01          18             .02           62             .06
                                                 --------          ------    --------           ------    --------          ------

Total Certificates.........................        64,176           53.24      60,100           51.89       59,518           56.77
                                                 --------          ------    --------           ------    --------          ------
Total Deposits.............................      $120,546          100.00%   $115,830           100.00%   $104,845          100.00%
                                                 ========          ======    ========           ======    ========          ======

(1) Includes non-interest bearing deposits of $1,033,148, $928,463 and $846,142 at June 30, 1997, 1996 and 1995, respectively.

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                          Maturity
                                  -------------------------------------------------------
                                                Over        Over
                                  3 Months     3 to 6      6 to 12     Over
                                  or Less      Months      Months    12 months     Total
                                  -------     -------     -------     -------     -------
                                                   (Dollars in Thousands)
Certificates of deposit less
 than $100,000 ..............     $ 8,290     $ 9,664     $19,464     $19,355     $56,773

Certificates of deposit of
 $100,000 or more ...........         945       1,336       2,268       2,368       6,917

Public funds(1) .............         170         316        --          --           486
                                  -------     -------     -------     -------     -------

Total certificates of deposit     $ 9,405     $11,316     $21,732     $21,723     $64,176
                                  =======     =======     =======     =======     =======

(1)      Deposits from governmental and other public entities.


         Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand or meet other liquidity needs.

         First Federal's borrowings historically have consisted of advances from the FHLB of Cincinnati upon the security of a blanket collateral agreement of a percentage of unencumbered loans. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                  Year Ended June 30,
                                         1997            1996              1995
                                       -------          -------          -------
                                                    (In Thousands)
Maximum Balance:
  FHLB advances .............          $26,792          $11,045          $ 9,636

Average Balance:
  FHLB advances .............          $19,706          $ 6,868          $ 8,242

Subsidiary Activities

         As a federally chartered savings institution, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $3.2 million at June 30, 1997, in the stock of, or loans to, service corporation subsidiaries. In July 1995, First Federal organized a service corporation subsidiary, Wood Service Corp., Inc., which offers financial planning services and related products, including mutual funds and annuities, through an agreement with a third party. As of June 30, 1997, First Federal's investment in Wood Service Corp., Inc. was $11,059. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

Regulation

         General. First Federal is a federally chartered savings and loan association and, accordingly, First Federal is subject to broad federal regulation and oversight extending to all its operations. First Federal is a member of the FHLB of Cincinnati and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). First Federal is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of First Federal are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over First Federal.

         As the savings and loan holding company of First Federal, the Company also is subject to OTS regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS, as the Bank's primary federal regulator and chartering authority, and the FDIC, as the insurer of its deposits, have extensive authority over the operations of savings associations. As part of this authority, First Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of First Federal was performed as of March 31, 1996 and the last regular FDIC examination of First Federal was performed jointly with the OTS as of December 31, 1992. The OTS and FDIC have entered into a joint examination agreement which provides for joint examinations by the FDIC with the OTS unless compelling reasons otherwise dictate. When these examinations are conducted by the OTS and the FDIC, the examiners may require First Federal to provide for higher general or specific loan loss reserves. Financial institutions in various regions of the United States have been called upon by examiners to write down assets and to establish increased levels of reserves, primarily as a result of perceived weaknesses in real estate values and a more restrictive regulatory climate.

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. First Federal's OTS assessment for the fiscal year ended June 30, 1997 was $44,264.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including First Federal and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS and the FDIC is required.

         In addition, the investment, lending and branching authority of First Federal is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings association are also generally authorized to branch nationwide. First Federal is in compliance with the noted restrictions.

         First Federal's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, First Federal's lending limit under this restriction was $2.1 million. First Federal is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.

         Insurance of Accounts and Regulation by the FDIC. First Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .00% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., those with a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., those with core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1997, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted on September 30, 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $442,661 after taxes, was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected First Federal's results of operations for the year ended June 30, 1997. As a result of the special assessment, First Federal's deposit insurance premiums was reduced to zero for calendar 1997 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods. See also Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC equalized the SAIF and BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Association. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The calendar 1997 rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.48 basis points on SAIF deposits and 1.3 basis points on BIF deposits.

         Regulatory Capital Requirements. Federally insured savings associations, such as First Federal, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997 the Bank had no intangible assets subject to these tests.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's service corporation is an includable subsidiary. See "Subsidiary Activities" above.

         At June 30, 1997, First Federal had tangible capital of $14.0 million, or 8.71% of adjusted total assets, which is approximately $11.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period), and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, First Federal had no intangibles which were subject to these tests.

         At June 30, 1997, First Federal had core capital equal to $14.0 million, or 8.71% of adjusted total assets, which is $9.2 million above the minimum leverage ratio requirement of 3% in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, First Federal had $513,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio (these items were excluded on a sliding scale through June 30, 1994, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12%, such as First Federal, is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, First Federal had total risk-based capital of $14.6 million (including $14 million in core capital and $513,000 in qualifying supplementary capital) and risk-weighted assets of $95.7 million (including no converted off-balance sheet assets); or total capital of 15.2% of risk-weighted assets. This amount was $6.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "- Regulatory Capital Requirements").

         Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. First Federal meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

         Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Company, First Federal will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including First Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, First Federal was in compliance with both requirements, with an overall liquid asset ratio of 6.64% and a short-term liquid assets ratio of 2.83%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. First Federal is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1997, First Federal met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of First Federal, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch by First Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Federal may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance as of April 17, 1995 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of First Federal include the Company and any company which is under common control with First Federal. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

         Certain transactions with directors, officers and controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If First Federal fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. First Federal is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1997, First Federal had $1.4 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 5.96% and were 7.05% for fiscal year 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Federal's FHLB stock may result in a corresponding reduction in First Federal's capital.

         For the year ended June 30, 1997, dividends paid by the FHLB of Cincinnati to First Federal totaled $94,757, which constitute a $6,903 increase over the amount of dividends received in fiscal year 1996. The $24,913 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.25% or .25% above the rate paid for the quarter ended June 30, 1996.

         Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         If a savings association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

         Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1997, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1997, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $2.3 million.

         The Company and the Bank file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Bank's 1993 federal income tax return has been audited by the Internal Revenue Service and no material adjustments have been made. The Bank has federal income tax returns which are open and subject to audit for fiscal years 1995 through 1997. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiary.

         For additional information regarding taxation, see Note 7 of the Notes to the Consolidated Financial Statements in the Annual Report.

Competition

         First Federal faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, credit unions and mortgage bankers making loans secured by real estate located in the Bank's market area. Commercial banks and finance companies provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Bank attracts most of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

         The Bank's primary market area is Wood County. There are nine commercial banks and two savings associations, other than First Federal, and six credit unions which compete for deposits and loans in Wood County.


Executive Officers of the Company and the Bank

         Certain information with respect to the executive officer of the Company and/or the Bank who is not also a director, at June 30, 1997, is set forth below.

         David A. Weaks.  Mr.  Weaks,  age 50, has been a Vice  President of the
Bank since 1975 and Vice President of the Company since its formation in May 1993. His primary responsibilities include overall administration of the Bank's savings and marketing operations, and human resources department. Mr. Weaks also oversees the Bank's liability activities and is responsible for overall supervision of office services and property management for the Bank.

         John H. Bick. Mr. Bick, age 47, is Vice President of Lending and Operations and is also an Executive Officer of the Company. He is responsible for all facets of lending, loan processing and new product development. Mr. Bick began his career in banking at a community bank in Amsterdam, Ohio in 1977. He received his MBA from the University of Steubenville and has taught accounting, financing and other bank related subjects in local colleges for a number of years.

Employees

         At June 30, 1997, the Bank had a total of 51 employees, including 12 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

         The Bank conducts its business at its main office and six other locations in its primary market area. The following table sets forth information relating to each of the Bank's offices as of June 30, 1997.

         The Bank owns all of its offices as of June 30, 1997. The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $1.9 million. See Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                  Total
                                                               Approximate           Net Book Value at
Location                                   Date Acquired     Square Footage           June 30, 1997
--------                                   -------------     --------------           -------------
Main Office:
124 E. Court Street                           1968               10,208                 $136,784
Bowling Green, Ohio

Branch Offices:
601 Superior Street                           1976                2,844                  204,315
Rossford, OH

125 W. Main Street                            1979                4,458                  148,495
Woodville, OH

201 S. Main Street                            1984                2,430                  122,973
N. Baltimore, OH

525 W. Wooster Street                         1985                  980                   43,950
Bowling Green, OH

24215 Front Street                            1986                  925                    1,722
Grand Rapids, OH

130/134 E. Court Street(1)                    1980                2,850                      ---
Bowling Green, OH

------------------

(1) The property the Bank owns at 130/134 E. Court Street, Bowling Green, Ohio, was purchased for future development. It currently contains an older frame house built in the 1880s and a small one-story brick office building. Both of these structures have been fully depreciated. The property is rented, with current gross income of $1,475 per month. The Bank also owns land for future development at 525 W. Wooster Street, Bowling Green, Ohio, which generates gross rent on a storage building of $635 per month.


         First Federal believes that its current facilities, while adequate to meet its present needs, are not adequate to meet its needs in the foreseeable future. The Bank is considering alternatives to expand its facilities. The Bank has purchased land located behind and adjacent to its 525 West Wooster Street office. First Federal is currently considering construction of a new branch and/or a new main office. The Bank also acquired a parcel of land in Perrysburg, Ohio for a possible branch office and opened an office in Pemberville, Ohio in July 1997. The Pemberville location is a leased office inside a grocery store.

         The Bank maintains an outside service bureau for depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was approximately $58,028.

Item 3.  Legal Proceedings

         First Federal is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing First Federal in the proceedings, that the resolution of these proceedings should not have a material adverse effect on First Federal's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information provided under the captions "Dividends" and "Market Information" on page 47 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Pages 4 through 16 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1997, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                             Pages in Annual Report
---------------------                             ----------------------

Report of Independent Auditors                              12

Consolidated Balance Sheets
(June 30, 1997 and 1996)                                    18

Consolidated Statements of Income
(Years Ended June 30, 1997, 1996 and 1995)                  19

Consolidated Statements of Changes in
Shareholders' Equity (Years Ended
June 30, 1997, 1996, and 1995)                              20

Consolidated Statements of Cash Flows
(Years Ended June 30, 1997, 1996, and 1995)                 22

Notes to Consolidated Financial Statements                  24

All schedules are omitted as the required information is not applicable or is contained in the notes to the consolidated financial statements.

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended June 30, 1997 is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

         Information regarding the business experience of each executive officer of the Company and/or the Bank who is not also a director contained in Part I of this Form 10-KSB is incorporated herein by reference.

         Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of one executive officer covering one transaction.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits

                                                                                  Reference to
                                                                                  Prior Filing
                                                                                   or Exhibit
  Regulation                                                                         Number
  S-K Exhibit                                                                       Attached
    Number                    Document                                               Hereto
---------------       --------------------------------------                      -------------
      2               Plan of acquisition, reorganization,                            None
                      arrangement, liquidation, or
                      succession

      3(a)            Articles of Incorporation                                        *

      3(b)            By-Laws                                                          *

      4               Instruments defining the rights of                               *
                      security holders, including
                      debentures

      9               Voting Trust Agreement                                          None

     10               Material Contracts

                      (a) 1993 Stock Option and Incentive                              *
                           Plan
                      (b) Recognition and Retention Plan                               *
                      (c) Employment Agreements                                        *

     11               Statement re:  computation of per                               None
                      share earnings

     12               Statement re:  computation of ratios                        Not required

     13               Annual Report to Security Holders                                13

     16               Letter on change in certifying                                  None
                      accountants

     18               Letter on change in accounting                                  None
                      principles

     21               Subsidiaries of the Registrant                                   21

     22               Published report regarding
                      matters submitted to vote                                        None

     23               Consents of Experts and Counsel                                  23

     24               Power of Attorney                                           Not required

     27               Financial Data Schedule                                          27

     99               Additional exhibits                                             None

----------------

* Filed as exhibits to the Company's Form S-1 registration statement filed on May 28, 1993 (File No. 33-63594) pursuant to Section 5 of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     (b)  Reports on Form 8-K

         During the quarter ended June 30, 1997, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WOOD BANCORP, INC.



Date:   September 29, 1997              By:    /s/ Richard L. Gordley
       -----------------------                 ----------------------
                                               Richard L. Gordley
                                               President, Chief Executive
                                               Officer and Director
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Richard L. Gordley                    /s/ David L. Nagel
-------------------------------           ------------------------------------
Richard L. Gordley, President,            David L. Nagel, Executive Vice
Chief Executive Officer and               President, Chief Financial Officer,
 Director (Principal Executive            Secretary and Director (Principal
 and Operating Officer)                    Financial and Accounting Officer)


Date:  September 29, 1997                 Date:   September 29, 1997
       ------------------                         ------------------



/s/ Robert E. Spitler                     /s/ Michael A. Miesle
-------------------------------           ------------------------------------
Robert E. Spitler                         Michael A. Miesle, Director
Chairman of the Board


Date:  September 29, 1997                 Date:   September 29, 1997
       ------------------                         ------------------



/s/ Dale L. Myers                         /s/ Randal R. Huber
-------------------------------           ------------------------------------
Dale L. Myers, Director                   Randal R. Huber, Director


Date:  September 29, 1997                 Date:   September 29, 1997
       ------------------                         ------------------

                                Index to Exhibits


 Exhibit
 Number
---------

  13              Annual Report to Security Holders

  21              Subsidiaries of the Registrant

  23              Consent of Crowe, Chizek and Company

  27              Financial Data Schedule