Form 10QSB
period 1997-09-30
WOOD BANCORP INC
filed 1997-11-13
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended September 30, 1997

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

             Class:                             Outstanding at November 12, 1997
Common stock, $0.01 par value                         2,120,038 common shares

Transitional Small Business Disclosure Format:

Yes [   ] No [ X ]

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                        Quarter ended September 30, 1997


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................



                           Part II - Other Information

OTHER INFORMATION...............................................................

SIGNATURES .....................................................................

                               WOOD BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     September 30,        June 30,
                                                                         1997              1997
                                                                   -------------      -------------
ASSETS
     Cash and due from banks                                       $   2,123,240      $   2,844,578
     Federal funds sold                                                  106,000             70,000
                                                                   -------------      -------------
         Cash and cash equivalents                                     2,229,240          2,914,578
     Interest-bearing deposits in other financial institutions         2,862,044          2,229,104
     Investment securities available for sale (Note 2)                12,104,214         14,148,537
     Mortgage-backed securities available for sale (Note 2)            8,742,048          8,844,333
     Loans, net (Note 3)                                             136,045,131        131,317,923
     Office properties and equipment, net                              1,835,696          1,860,331
     Federal Home Loan Bank stock, at cost                             1,428,800          1,403,200
     Accrued interest receivable                                         875,313            853,736
     Other assets                                                        397,707            346,100
                                                                   -------------      -------------

              Total assets                                         $ 166,520,193      $ 163,917,842
                                                                   =============      =============

LIABILITIES
     Deposits                                                      $ 123,478,771      $ 120,546,079
     Advances from Federal Home Loan Bank                             21,025,806         21,775,306
     Accrued interest payable                                            192,521            193,166
     Other liabilities                                                 1,116,492          1,237,711
                                                                   -------------      -------------
         Total liabilities                                           145,813,590        143,752,262
                                                                   -------------      -------------

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares
       authorized, no shares issued or outstanding
     Common stock, $.01 par value, 2,500,000 shares
       authorized, 2,485,867 shares issued and outstanding                24,859             24,859
     Additional paid-in capital                                       10,952,038         10,875,896
     Retained earnings - substantially restricted                     13,204,020         12,805,953
     Treasury stock at cost; 367,329 shares at
       September 30, 1997 and June 30, 1997                           (3,130,066)        (3,130,066)
     Obligation under employee stock ownership plan                     (301,741)          (301,741)
     Unearned compensation                                               (25,589)           (30,977)
     Unrealized loss on available for sale securities, net               (16,918)           (78,344)
                                                                   -------------      -------------
         Total shareholders' equity                                   20,706,603         20,165,580
                                                                   -------------      -------------

              Total liabilities and shareholders' equity           $ 166,520,193      $ 163,917,842
                                                                   =============      =============

See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended

                                                        -------------------------
                                                           1997            1996
                                                        ----------     ----------
Interest income
     Loans                                              $2,983,511     $2,510,180
     Investment securities                                 212,355        275,748
     Mortgage-backed and related securities                141,168        155,788
     Other                                                  51,784         35,935
                                                        ----------     ----------
         Total interest income                           3,388,818      2,977,651
                                                        ----------     ----------
Interest expense
     Deposits                                            1,337,538      1,217,232
     FHLB borrowings                                       321,024        187,391
     Other                                                   2,355          1,260
                                                        ----------     ----------
         Total interest expense                          1,660,917      1,405,883
                                                        ----------     ----------

Net interest income                                      1,727,901      1,571,768

Provision for loan losses (Note 3)                          30,000         30,000
                                                        ----------     ----------

Net Interest income after provision for loan losses      1,697,901      1,541,768
                                                        ----------     ----------

Noninterest income
     Service charges                                        81,854         69,200
     Net gains from sale of loans                           96,129         34,852
     Security gains                                         13,226
     Other                                                  30,754         27,675
                                                        ----------     ----------
         Total noninterest income                          221,963        131,727
                                                        ----------     ----------

                               WOOD BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                   (continued)


                                                            Three Months Ended

                                                        -------------------------
                                                           1997            1996
                                                        ----------     ----------
Noninterest expense
     Salaries and benefits                                 546,775        479,611
     Occupancy and equipment                                90,941         96,549
     Data processing                                        88,957         65,409
     Insurance expense (Note 4)                             30,309        742,042
     Franchise taxes                                        51,224         65,151
     Advertising and promotional expense                    41,953         28,055
     Other                                                 108,104        132,067
                                                        ----------     ----------
         Total noninterest expense                         958,263      1,608,884
                                                        ----------     ----------

Income before income tax                                   961,601         64,611

Provision for income tax                                   350,050         38,975
                                                        ----------     ----------

Net income                                              $  611,551     $   25,636
                                                        ==========     ==========

Earnings per common share                               $      .28     $      .01
                                                        ==========     ==========

See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                              ----------------------------
                                                                   1997            1996
                                                              -----------      -----------
Cash flows from operating activities
     Net income                                               $   611,551      $    25,636
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                              29,858           30,813
         Provision for loan losses                                 30,000           30,000
         Net accretion                                            (48,411)         (33,810)
         Gain on loan sales                                       (96,129)         (34,852)
         Proceeds from sale of loans                            5,679,265        1,773,370
         Loans originated for sale                             (5,583,136)      (1,759,851)
         FHLB stock dividend                                      (25,600)         (23,000)
         Amortization of unearned compensation                      5,388            9,636
         ESOP expense                                              76,142           62,108
         Change in
              Interest receivable                                 (21,577)         (52,293)
              Other assets                                        (83,251)         258,010
              Other liabilities                                  (121,219)         368,585
              Interest payable                                       (645)          43,781
              Deferred loan fees                                    5,858           13,347
                                                              -----------      -----------
                  Net cash from operating activities              458,094          711,480
                                                              ===========      ===========

Cash flows from investing activities
     Net change in interest-bearing balances with banks          (632,940)        (174,015)
     Repurchase agreement                                                        2,500,000
     Investment and mortgage-backed securities available
       for sale
         Purchases                                               (700,000)      (1,350,000)
         Proceeds from principal payments on mortgage-
           backed securities                                      138,089          155,991
         Proceeds from calls and maturities                     2,850,000
     Net increase in loans                                     (4,763,066)      (7,422,724)
     Properties and equipment expenditures                         (5,223)         (46,899)
                                                              -----------      -----------
         Net cash used in investing activities                 (3,113,140)      (6,337,647)
                                                              ===========      ===========

                               WOOD BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                             Three Months Ended
                                                               September 30,
                                                      ----------------------------
                                                          1997               1996
                                                      -----------      -----------
Cash flows from financing activities
     Net increase/(decrease) in deposits              $ 2,932,692      $(1,868,721)
     Proceeds from FHLB borrowings                      1,000,000        8,650,000
     Repayment of FHLB borrowings                      (1,749,500)      (1,046,578)
     Cash dividends paid                                 (213,484)        (128,813)
                                                      -----------      -----------
         Net cash from financing activities             1,969,708        5,605,888
                                                      -----------      -----------

Net change in cash and cash equivalents                  (685,338)         (20,279)

Cash and cash equivalents at beginning of period        2,914,578        2,637,396
                                                      -----------      -----------

Cash and cash equivalents at end of period            $ 2,229,240      $ 2,617,117
                                                      ===========      ===========


Supplemental disclosures of cash flow information
     Cash paid during the period for interest         $ 1,661,562      $ 1,362,102
                                                      ===========      ===========


See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at September 30, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1997.

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

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997

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

Effective July 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires lenders who sell or securitize originated loans and retain the servicing rights to recognize as separate assets the rights to service mortgage loans for others. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. For purposes of measuring impairment, management stratifies loans type, interest rate and investor. SFAS No. 122 did not materially impact the Company's financial condition or results of operations.

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

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Statement of Cash Flows: For purposes of this statement, cash and cash equivalents are defined to include the Company's cash on hand, due from banks and federal funds sold. The Company reports net cash flows for customer loan transactions, deposit transactions and interest-bearing deposits made with other financial institutions.

Earnings Per Share: Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the period. On July 1, 1997, the Board of Directors declared a 50% stock dividend paid on July 29, 1997, which was accounted for similar to a 3 for 2 stock split. All earnings and dividends per share disclosures have been restated to reflect the stock dividend. Weighted average number of shares outstanding used to compute earnings per share were 2,200,038 and 2,266,281 for the 1997 and 1996 periods, respectively.

Financial Statement Presentation: Certain items in the 1996 interim financial statements have been reclassified to correspond with the 1997 presentation.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997

NOTE 2 - INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of investment securities at September 30, 1997 and June 30, 1997 are as follows:

                                            ----------------------------September 30, 1997-------------------------
                                                                      Gross           Gross              Estimated
                                             Amortized           Unrealized        Unrealized              Fair
                                               Cost                Gains             Losses                Value
                                           -----------         -----------         -----------         -----------
Available for sale
     U.S. Treasury security                $   556,480         $   160,220                             $   716,700
     U.S. Government agencies                8,039,358              31,790              56,806           8,014,342
     U.S. Government agency
        step-up bonds                          600,000               1,593               3,375             598,218
     Mutual funds and equity
        investments                          2,799,497               1,350              65,893           2,734,954
     Other                                      40,000                                                      40,000
                                           -----------         -----------         -----------         -----------
         Total investment
              Securities                    12,035,335             194,953             126,074          12,104,214
                                           -----------         -----------         -----------         -----------
     Mortgage-backed securities:
         CMOs and REMICs                     4,644,041              14,942              52,874           4,606,109
         Other mortgage-backed
            securities                       4,192,521              34,151              90,733           4,135,939
                                           -----------         -----------         -----------         -----------
              Total mortgage-
                 backed securities           8,836,562              49,093             143,607           8,742,048
                                           -----------         -----------         -----------         -----------
     Total investment and
        mortgage-backed securities
        available for sale                 $20,871,897         $   244,046         $   269,681         $20,846,262
                                           ===========         ===========         ===========         ===========

                              WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997


NOTE 2 - INVESTMENT SECURITIES (Continued)

Investment securities with a carrying value of $767,968 as of September 30, 1997 were pledged to secure public deposits and for other purposes as required or permitted by law.

                                            -------------------------------June 30, 1997---------------------------
                                                                      Gross           Gross            Estimated
                                                 Amortized         Unrealized      Unrealized            Fair
                                                   Cost               Gains          Losses              Value
                                            -----------------    ------------     ------------    -----------------
Available for sale
     U.S. Treasury security                 $         540,627    $    152,073                     $         692,700
     U.S. Government agencies                       9,972,708          23,327     $     86,647            9,909,388
     U.S. Government agency
        step-up bonds                                 800,000                            9,252              790,748
     Mutual funds and equity
        investments                                 2,781,306             276           65,881            2,715,701
     Other                                             40,000                                                40,000
                                            -----------------    ------------     ------------    -----------------
         Total investment
            securities                             14,134,641         175,676          161,780           14,148,537
                                            -----------------    ------------     ------------    -----------------
     Mortgage-backed securities
         CMOs and REMICs                            4,650,973          41,272          100,746            4,591,499
         Other mortgage-backed
           securities                               4,325,959           6,124           79,249            4,252,834
                                            -----------------    ------------     ------------    -----------------
              Total mortgage-
                 backed securities                  8,976,932          47,396          179,995            8,844,333
                                            -----------------    ------------     ------------    -----------------
     Total investment and
       mortgage-backed securities
       available for sale                   $      23,111,573    $    223,072     $    341,775    $      22,992,870
                                            =================    ============     ============    =================


An investment security with a carrying value of $499,843 as of June 30, 1997 was pledged to secure public deposits and for other purposes as required or permitted by law.

                              WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997


NOTE 2 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of debt securities at September 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized       Estimated
                                                        Cost         Fair Value
                                                    -----------      -----------
Available for sale
      Due in one year or less                       $ 1,749,290      $ 1,740,873
      Due after one year through five years           2,654,890        2,801,886
      Due after five through ten years                4,791,658        4,786,501
                                                    -----------      -----------
                                                      9,195,838        9,329,260

      CMOs and REMICs                                 4,644,041        4,606,109
      Other mortgage-backed securities                4,192,521        4,135,939
                                                    -----------      -----------
                                                      8,836,562        8,742,048

      Mutual funds and equity investments             2,799,497        2,734,954
      Other                                              40,000           40,000
                                                    -----------      -----------
                                                    $20,871,897      $20,846,262
                                                    ===========      ===========



                             WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997


 NOTE 3 - LOANS

Loans are summarized below:

                                                           September 30,         June 30,
                                                              1997                1997
                                                           ------------      ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one-to-four family residences          $ 94,067,217      $ 93,537,749
         Secured by other properties                          8,588,247         7,295,761
         Construction                                         6,357,975         4,515,950
         Home equity                                          9,449,695         8,334,481
                                                           ------------      ------------
                                                            118,463,134       113,683,941
      Less:
         Loans in process                                     3,194,125         2,245,571
         Net deferred loan origination fees                     206,518           200,660
                                                           ------------      ------------
             Total real estate mortgage loans               115,062,491       111,237,710
                                                           ------------      ------------
Consumer and other loans
      Principal balances
         Automobile                                           7,881,994         7,695,651
         Commercial                                           8,192,308         8,035,167
         Other                                                5,505,031         4,925,380
                                                           ------------      ------------
             Total consumer and other loans                  21,579,333        20,656,198
                                                           ------------      ------------

                                                            136,641,824       131,893,908
Allowance for losses on loans                                   596,693           575,985
                                                           ------------      ------------

Loans, net                                                 $136,045,131      $131,317,923
                                                           ============      ============

Nonaccrual loans totaled $24,000 at September 30, 1997 and June 30, 1997. Accruing loans which are contractually past due 90 days or more totaled $536,000 at September 30, 1997 compared to $371,000 at June 30, 1997. Interest not recognized on nonaccrual loans totaled approximately $668 and $602 for the three month periods ended September 30, 1997 and 1996, respectively.

                            WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1997

NOTE 3 - LOANS (Continued)

Activity in the allowance for losses on loans for the three month periods ended September 30, 1997 and 1996 are as follows:

                                                        Three months ended
                                                           September 30,
                                                     1997                 1996
                                                  ---------           ---------
Balance at beginning of period                    $ 575,985           $ 513,367
Provision for loan losses                            30,000              30,000
Recoveries                                              168                  67
Charge-offs                                          (9,460)             (5,943)
                                                  ---------           ---------

Balance at end of period                          $ 596,693           $ 537,491
                                                  =========           =========


NOTE 4 - FDIC INSURANCE

The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund (the "SAIF"), which, along with the Bank Insurance Fund (the "BIF"), is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF were experiencing substantially lower deposit insurance premiums because the BIF had achieved its required level of reserves, while the SAIF had not yet achieved its required reserves. On September 30, 1996, President Clinton signed into law the Omnibus Bill which included provisions designed to recapitalize the SAIF and to mitigate the BIF/SAIF premium disparity. The Omnibus Bill required the FDIC to impose a special assessment on SAIF-insured deposits, which was set at 65.7 cents per $100 of SAIF insured deposits at March 31, 1995. The assessment was paid on November 27, 1996 from working capital of the Bank. Since the SAIF reached its required reserve ratio following the assessment, the FDIC reduced the annual assessment rates for SAIF insured institutions to bring them in line with BIF assessment rates. The Company's special assessment totalled $442,611, after taxes.

The Bank, however, will continue to be subject to an assessment to fund the repayment of the FICO obligations. It is anticipated that the premium for SAIF insured institutions will be approximately 6.5 cents per $100 of deposits while BIF insured institutions will pay approximately 1.5 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank (the "Bank") at September 30, 1997 to June 30, 1997 and the results of operations for the three months ended September 30, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets grew $2,602,351,  or 1.59%,  from  $163,917,842 at June 30, 1997 to
$166,520,193 at September 30, 1997. The growth is attributable to increases in loans, partially offset by, decreases in cash and due from banks and investment securities available for sale.

Cash and due from banks decreased $721,338 and total investment and mortgage-backed securities decreased $2,146,608, or 9.34%, at September 30, 1997 compared to June 30, 1997 as a result of the Company investing a portion of its cash on hand and funds obtained through the maturity of investment securities to partially fund loan growth.

At September 30, 1997, the Company's mortgage-backed securities portfolio classified as available for sale were comprised of agency issued adjustable rate securities. The Company does not anticipate the need to sell these securities in the near future. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow stream through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $4,727,208, or 3.60%, from $131,317,923 at June 30, 1997 to $136,045,131 at September 30, 1997. The increase was primarily due to increased loan volume resulting from the Company's business development and marketing efforts. Fixed rate loan originations continue to be sold on the secondary market, which corresponds with the Bank's policy of selling virtually all fixed rate loan originations on the secondary market, while maintaining variable rate loans in the Bank's portfolio. Increases in loans receivable were funded by decreases in cash and due from banks, proceeds from investment security maturities, as well as, increases in deposits.

Office properties and equipment, Federal Home Loan Bank ("FHLB") stock, accrued interest receivable, and other assets remained relatively constant from June 30, 1997 to September 30, 1997.

Deposits increased  $2,932,692,  or 2.43%, from $120,546,079 at June 30, 1997 to
$123,478,771 at September 30, 1997. The growth was primarily in certificates of deposits, which increased $3,456,959.

FHLB advances decreased $749,500 during the period, as funding for loan growth was obtained from the sources discussed above. The Company, however, intends to continue using FHLB advances, as needed, to fund loan growth.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (Continued)

RESULTS OF OPERATIONS

Net income increased $585,915 from $25,636 for the quarter ended September 30, 1996 to $611,551 for the same period in 1997. The 1997 increase was essentially due to the $442,611 (net of tax) special assessment charge in the 1996 period resulting from legislation passed on September 30, 1996, regarding the SAIF. See
Note 4 in the Notes to Financial Statements. Excluding the SAIF assessment, the Company would have reported net income of $468,247 for the quarter ended September 30, 1996. The difference of $143,304, or 30.6%, was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, excluding the SAIF assessment.

Net interest income increased $156,133, or 9.93%, during the period ended September 30, 1997 as compared to the same period in 1996. The increase was primarily due to an increase in average loans during the 1997 period as compared to the 1996 period.

A provision for loan losses of $30,000 was recorded for the quarters ended September 30, 1997 and 1996, based on management's assessment of risk factors affecting the allowance for loan losses. The allowance for loan losses was approximately .44% of loans net of deferred and unearned income as of September 30, 1997 as compared to .45% as of September 30, 1996. Management believes the allowance for loan loss is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income increased $90,236 from $131,727 for the quarter ended September 30, 1996 to $221,963 for the same period in 1997. The increase was primarily due to a $61,277 increase in loan sale gains. The increase in loan sale gains was due to increased volume of fixed rate loan originations which are sold on the secondary market.

Noninterest expense, excluding the SAIF assessment, increased $20,002 or 2.13% for the quarter ended September 30, 1997 compared to the same period in 1996, primarily due to increases in salaries and benefits expense and data processing expense, partially offset by a decrease in deposit insurance premiums following the 1996 SAIF assessment. Additional personnel added for loan production and annual salary adjustments combined to increase salaries and benefits by $67,164, or 14.0%. Data processing expense increased $23,548, primarily due to data-line and system upgrades installed during 1997. Advertising and promotional expense increased from $28,055 for the 1996 period to $41,953 for the 1997 period due to the Company's increased emphasis in business development and marketing efforts.

The Company's federal income tax expense was $350,050 and $38,975 for the quarters ended September 30, 1997 and 1996, respectively. The increase was primarily due to the increase in pre-tax income for the 1997 quarter.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance of liquid assets of at least 5% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1997, First Federal was in compliance with this requirement with a liquidity ratio of 5.41%. Management considers this liquidity position adequate to meet its expected needs for the foreseeable future.

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, placing the institution in receivership or conservatorship.

The following table presents First Federal's compliance with its capital requirements at September 30, 1997:


                Tangible Capital         Core Capital         Risk Based Capital
                ----------------         ------------         ------------------
               Amount        %       Amount         %       Amount           %
              -------       ----    -------        ----    -------        -----

Actual        $14,749       9.01%    14,749        9.01     15,278        15.28%
Required        2,456       1.50      4,913        3.00      8,002         8.00
              -------       ----    -------        ----    -------        -----

Excess        $12,293       7.51%     9,836        6.01%     7,276         7.28%
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

                                   FORM 10-QSB
                        Quarter ended September 30, 1997
                           PART II - OTHER INFORMATION




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

Item 6 -       Exhibits and Reports on Form 8-K:

               (a)  Exhibit Number                    Exhibit
                         27                    Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WOOD BANCORP INC.
                                       (Registrant)



Date:  November 12, 1997               /s/Richard L. Gordley
                                       ---------------------
                                       Richard L. Gordley
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:  November 12, 1997               /s/David L. Nagel
                                       -----------------
                                       David L. Nagel
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)