Form 10QSB
period 1997-12-31
WOOD BANCORP INC
filed 1998-02-17
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period ended December 31, 1997

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

             Class:                            Outstanding at February 13, 1998
--------------------------------------------------------------------------------
Common stock, $0.01 par value                       2,660,654 common shares

Transitional Small Business Disclosure Format:

         Yes   [   ]       No     [ X ]

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                         Quarter ended December 31, 1997


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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................



                           Part II - Other Information

OTHER INFORMATION...............................................................

SIGNATURES .....................................................................

                                        WOOD BANCORP, INC. 3.
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                    December 31,         June 30,
                                                                       1997                 1997
                                                                   -------------      -------------
ASSETS
     Cash and due from banks                                       $   3,410,678      $   2,844,578
     Federal funds sold                                                  714,000             70,000
                                                                   -------------      -------------
         Cash and cash equivalents                                     4,124,678          2,914,578
     Interest-bearing deposits in other financial institutions         1,057,563          2,229,104
     Securities available for sale                                    11,506,419         14,148,537
     Mortgage-backed securities available for sale                     8,638,010          8,844,333
     Loans, net                                                      136,637,286        131,317,923
     Office properties and equipment, net                              1,862,722          1,860,331
     Federal Home Loan Bank stock, at cost                             1,454,900          1,403,200
     Accrued interest receivable                                         859,505            853,736
     Other assets                                                        405,158            346,100
                                                                   -------------      -------------

              Total assets                                         $ 166,546,241      $ 163,917,842
                                                                   =============      =============
LIABILITIES
     Deposits                                                      $ 127,262,738      $ 120,546,079
     Advances from Federal Home Loan Bank                             16,835,939         21,775,306
     Accrued interest payable                                            164,199            193,166
     Other liabilities                                                   968,785          1,237,711
                                                                   -------------      -------------
         Total liabilities                                           145,231,661        143,752,262
                                                                   -------------      -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares
       authorized, no shares issued or outstanding
     Common stock,  $.01 par value, 5,000,000 shares
       authorized at December 31, 1997 and 2,500,000
       shares authorized at June 30, 1997,
       2,485,867 shares issued                                            24,859             24,859
     Additional paid-in capital                                       11,041,746         10,875,896
     Retained earnings - substantially restricted                     13,574,744         12,805,953
     Treasury stock, at cost; 357,129 shares at
       December 31, 1997 and 367,329 shares
       at June 30, 1997                                               (3,071,110)        (3,130,066)
     Obligation under employee stock ownership plan                     (301,741)          (301,741)
     Unearned compensation                                               (20,201)           (30,977)
     Unrealized gains/(losses) on available for sale
       securities, net                                                    66,283            (78,344)
                                                                   -------------      -------------

         Total shareholders' equity                                   21,314,580         20,165,580
                                                                   -------------      -------------

              Total liabilities and shareholders' equity           $ 166,546,241      $ 163,917,842
                                                                   =============      =============

See accompanying notes to financial statements.

                                          WOOD BANCORP, INC.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)


                                                 Three Months Ended           Six Months Ended
                                                    December 31,                  December 31,
                                             -------------------------     -------------------------
                                                1997           1996           1997           1996
                                             ----------     ----------     ----------     ----------
Interest income
     Loans                                   $3,015,927     $2,654,259     $5,999,437     $5,164,439
     Securities                                 193,043        276,840        405,398        552,588
     Mortgage-backed and related
       securities                               143,392        155,657        284,560        311,446
     Other                                       60,153         39,072        111,937         75,007
                                             ----------     ----------     ----------     ----------
         Total interest income                3,412,515      3,125,828      6,801,332      6,103,480
                                             ----------     ----------     ----------     ----------

Interest expense
     Interest on deposits                     1,382,052      1,236,006      2,719,589      2,453,239
     FHLB borrowings                            272,531        274,803        593,555        462,194
     Other                                        1,333          1,185          3,688          2,445
                                             ----------     ----------     ----------     ----------
         Total interest expense               1,655,916      1,511,994      3,316,832      2,917,878
                                             ----------     ----------     ----------     ----------

Net interest income                           1,756,599      1,613,834      3,484,500      3,185,602

Provision for loan losses                        30,000         30,000         60,000         60,000
                                             ----------     ----------     ----------     ----------
Net interest income after
  provision for loan losses                   1,726,599      1,583,834      3,424,500      3,125,602
                                             ----------     ----------     ----------     ----------
Noninterest income
     Service charges                             79,985         70,738        161,839        139,937
     Loan sale gains                            119,115         33,549        215,244         68,401
     Other                                       35,739         22,633         79,719         50,308
                                             ----------     ----------     ----------     ----------
         Total noninterest income               234,839        126,920        456,802        258,646
                                             ----------     ----------     ----------     ----------
Noninterest expense
     Salaries and benefits                      593,455        501,889      1,140,230        981,500
     Occupancy and equipment                    102,053         91,631        192,994        188,180
     Data processing                             92,385         73,350        181,342        138,759
     Insurance expense (Note 4)                  27,104         65,085         57,414        807,126
     Franchise taxes                             51,224         64,866        102,447        130,017
     Advertising and promotional                 42,628         36,457         84,581         64,512
     Other                                      128,356        133,866        236,460        265,932
                                             ----------     ----------     ----------     ----------
         Total noninterest expense            1,037,205        967,144      1,995,468      2,576,026
                                             ----------     ----------     ----------     ----------

See accompanying notes to financial statements.

                                          WOOD BANCORP, INC.

                             CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                              (Unaudited)


                                            Three Months Ended                  Six Months Ended
                                               December 31,                        December 31,
                                        -------------------------         ---------------------------
                                           1997           1996               1997             1996
                                        ----------     ----------         ----------       ----------
Income before income tax                $  924,233       $  743,610       $1,885,834       $  808,222

Provision for income tax                   345,635          260,825          695,685          299,800
                                        ----------       ----------       ----------       ----------


Net income                              $  578,598       $  482,785       $1,190,149       $  508,422
                                        ==========       ==========       ==========       ==========

Earnings per common share:
     Basic                              $      .22       $      .18       $      .46       $      .19
                                        ==========       ==========       ==========       ==========
     Diluted                            $      .21       $      .17       $      .43       $      .18
                                        ==========       ==========       ==========       ==========


See accompanying notes to financial statements.

                                      WOOD BANCORP, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                     Six Months Ended
                                                                       December 31,
                                                                   1997              1996
                                                              ------------      ------------
Cash flows from operating activities
     Net income                                               $  1,190,149      $    508,422
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation                                               60,108            61,322
         Provision for loan losses                                  60,000            60,000
         Net accretion                                             (84,022)          (70,253)
         Security (gains)/losses, net                              (13,226)              461
         Gain on loan sales                                       (215,244)          (68,401)
         Proceeds from loans sold                               11,913,516         3,873,410
         Loans originated for sale                             (11,794,401)       (3,848,658)
         FHLB stock dividend                                       (51,700)          (46,400)
         Amortization of unearned compensation                      10,776            20,444
         ESOP expense                                              220,868           125,855
         Change in
              Interest receivable                                   (5,769)           47,941
              Other assets                                        (133,564)          383,151
              Other liabilities                                   (268,926)           49,228
              Interest payable                                     (28,967)          108,652
              Deferred loan fees                                       114             8,599
                                                              ------------      ------------
                  Net cash from operating activities               859,712         1,213,773
                                                              ------------      ------------

Cash flows from investing activities
     Net change in interest-bearing balances with banks          1,171,541          (676,328)
     Repurchase agreement                                                          2,500,000
     Securities and mortgage-backed securities available
       for sale
         Sales                                                                     1,050,000
         Purchases                                                (700,000)       (3,100,000)
         Proceeds from calls and maturities                      3,500,000         1,720,000
         Proceeds from principal payments on mortgage-
           backed securities                                       364,822           355,284
     Net increase in loans, net of loans sold                   (5,283,348)      (15,583,380)
     Properties and equipment expenditures                         (62,499)          (72,574)
                                                              ------------      ------------
         Net cash used in investing activities                  (1,009,484)      (13,806,998)
                                                              ------------      ------------

                                          (Continued)

                                      WOOD BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                          (Unaudited)


                                                                      Six Months Ended
                                                                         December 31,
                                                                  1997                1996
                                                             ------------        ------------
Cash flows from financing activities
     Net increase in deposits                                $  6,716,659        $    686,818
     Proceeds from FHLB borrowings                              1,860,391          16,650,000
     Repayment of FHLB borrowings                              (6,799,758)         (4,393,870)
     Cash dividends paid                                         (416,627)           (256,662)
     Proceeds from exercise of stock options, net                    (793)             16,675
     Purchase of treasury stock                                                      (147,375)
                                                             ------------        ------------
         Net cash from financing activities                     1,359,872          12,555,586
                                                             ------------        ------------

Net change in cash and cash equivalents                         1,210,100             (37,639)

Cash and cash equivalents at beginning of period                2,914,578           2,637,396
                                                             ------------        ------------

Cash and cash equivalents at end of period                   $  4,124,678        $  2,599,757
                                                             ============        ============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                            $  3,345,799        $  2,809,226
                                                             ============        ============
         Income taxes                                        $    690,000        $    301,945
                                                             ============        ============

See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at December 31, 1997, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1997.

Consolidation Policy: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated.

Industry Segment Information: The Company is engaged in the business of banking with operations conducted through its main office and six branches located in Bowling Green, Ohio, and neighboring communities. These communities are the source of substantially all of the Company's deposit and loan activities. The majority of the Company's income is derived from one- to four-family residential real estate loans.

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

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997

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

Effective July 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires lenders who sell or securitize originated loans and retain the servicing rights to recognize as separate assets the rights to service mortgage loans for others. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. For purposes of measuring impairment, management stratifies loan type, interest rate and investor. SFAS No. 122 did not materially impact the Company's financial condition or results of operations.

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

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Earnings per common share were computed by dividing net income by the weighted average number of shares outstanding for the period. On July 1, 1997, the Board of Directors declared a 50% stock dividend paid on July 29, 1997, which was accounted for similar to a 3 for 2 stock split. On January 5, 1998, the Board of Directors declared a 25% stock dividend paid on January 29, 1998. All earnings and dividends per share disclosures have been restated to reflect the stock dividends. Weighted average number of shares outstanding used to compute basic earnings per share were 2,653,799 and 2,711,205 for the three-month periods ended 1997 and 1996, and 2,583,496 and 2,711,216 for the six-month periods ended 1997 and 1996 as restated for the stock dividends.

Financial Statement Presentation: Certain items in the 1996 interim financial statements have been reclassified to correspond with the 1997 presentation.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at December 31, 1997 and June 30, 1997 are as follows:


                                                                December 31, 1997
                                          -----------------------------------------------------------
                                                              Gross          Gross        Estimated
                                            Amortized      Unrealized      Unrealized         Fair
                                              Cost            Gains          Losses           Value
                                          -----------     -----------     -----------     -----------
Available for sale
     U.S. Treasury securities             $   572,773     $   164,027                     $   736,800
     U.S. Government agencies               7,393,111          28,842     $    46,790       7,375,163
     U.S. Government agency
       step-up bonds                          600,000             750           1,969         598,781
     Mutual funds and equity
        investments                         2,818,084           3,498          65,907       2,755,675
     Other                                                                     40,000          40,000
                                          -----------     -----------     -----------     -----------
         Total investment  securities      11,423,968         197,117         114,666      11,506,419
                                          -----------     -----------     -----------     -----------
     Mortgage-backed securities
         CMOs and REMICs                    4,636,650          68,972          16,116       4,689,506
         Other mortgage-backed
           securities                       3,983,388          35,395          70,279       3,948,504
                                          -----------     -----------     -----------     -----------
              Total mortgage-
                backed securities           8,620,038         104,367          86,395       8,638,010
                                          -----------     -----------     -----------     -----------
     Total investment and
       mortgage-backed securities
       available for sale                 $20,044,006     $   301,484     $   201,061     $20,144,429
                                          ===========     ===========     ===========     ===========

Securities with a carrying value of $1,494,452 at December 31, 1997 were pledged to secure public deposits and for other purposes as required or permitted by law.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997


NOTE 2 - SECURITIES (Continued)


                                                                   June 30, 1997
                                          -----------------------------------------------------------
                                                              Gross          Gross        Estimated
                                            Amortized      Unrealized      Unrealized         Fair
                                              Cost            Gains          Losses           Value
                                          -----------     -----------     -----------     -----------
Available for sale
     U.S. Treasury security              $   540,627     $   152,073                     $   692,700
     U.S. Government agencies              9,972,708          23,327     $    86,647       9,909,388
     U.S. Government agency
        step-up bonds                        800,000                           9,252         790,748
     Mutual funds and equity
        investments                        2,781,306             276          65,881       2,715,701
     Other                                                                    40,000          40,000
                                         -----------     -----------     -----------     -----------
         Total investment securities      14,134,641         175,676         161,780      14,148,537
                                         -----------     -----------     -----------     -----------
     Mortgage-backed securities
         CMOs and REMICs                   4,650,973          41,272         100,746       4,591,499
         Other mortgage-backed
            securities                     4,325,959           6,124          79,249       4,252,834
                                         -----------     -----------     -----------     -----------
              Total mortgage-
                 backed securities         8,976,932          47,396         179,995       8,844,333
                                         -----------     -----------     -----------     -----------
     Total investment and
         mortgage-backed securities
         available for sale              $23,111,573     $   223,072     $   341,775     $22,992,870
                                         ===========     ===========     ===========     ===========

An investment security with a carrying value of $499,843 as of June 30, 1997 was pledged to secure public deposits and for other purposes as required or permitted by law.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997

NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized       Estimated
                                                             Cost         Fair Value
                                                         -----------     -----------

        Available for sale
              Due in one year or less                    $ 1,799,750     $ 1,791,295
              Due after one year through five years        2,321,493       2,478,423
              Due after five years through ten years       4,444,641       4,441,026
                                                         -----------     -----------
                                                           8,565,884       8,710,744

              CMOs and REMICs                              4,636,650       4,689,506
              Other mortgage-backed securities             3,983,388       3,948,504
                                                         -----------     -----------
                                                           8,620,038       8,638,010

              Mutual funds and equity investments          2,818,084       2,755,675
              Other                                           40,000          40,000
                                                         -----------     -----------

                                                         $20,044,006     $20,144,429
                                                         ===========     ===========


Proceeds from the sale of securities available for sale totaled $1,050,000 for the three- and six-month periods ended December 31, 1996, resulting in gross losses of $2,410. Gross gains on securities called totaled $13,226 for the three- and six-month period ended December 31, 1997 and $1,949 for the three and six-month periods ended December 31, 1996.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997



NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                           December 31,       June 30,
                                                               1997             1997
                                                          ------------     ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one-to-four family residences         $ 93,215,911     $ 93,537,749
         Secured by other properties                         8,409,928        7,295,761
         Construction loans                                  7,249,175        4,515,950
         Home equity                                        10,133,231        8,334,481
                                                          ------------     ------------
                                                           119,008,245      113,683,941
      Less:
         Loans in process                                    3,549,955        2,245,571
         Net deferred loan origination fees                    200,774          200,660
                                                          ------------     ------------
             Total first mortgage loans                    115,257,516      111,237,710
                                                          ------------     ------------

Consumer and other loans
      Principal balances
         Automobile                                          7,787,149        7,695,651
         Commercial                                          8,595,574        8,035,167
         Other                                               5,601,581        4,925,380
                                                          ------------     ------------
             Total consumer and other loans                 21,984,304       20,656,198
                                                          ------------     ------------

                                                           137,241,820      131,893,908

Allowance for losses on loans                                  604,534          575,985
                                                          ------------     ------------

      Loans, net                                          $136,637,286     $131,317,923
                                                          ============     ============



There were no loans on nonaccrual at December 31, 1997. Nonaccrual loans totaled $24,000 at June 30, 1997. Accruing loans which are contractually past due 90 days or more totaled $614,000 at December 31, 1997 compared to $371,000 at June 30, 1997. Interest not recognized on nonaccrual loans totaled approximately $588 and $348 for the three month periods ended December 31, 1997 and 1996, respectively, and $1,241 and $1,320 for the six month periods ended December 31, 1997 and 1996, respectively.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter ended December 31, 1997


NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three and six-month periods ended December 31, 1997 and 1996 are as follows:


                                      Three months ended             Six months ended
                                          December 31,                   December 31,
                                   ------------------------      ------------------------
                                      1997            1996          1997           1996
                                   ---------      ---------      ---------      ---------
Balance at beginning of period     $ 596,693      $ 537,491      $ 575,985      $ 513,367
Provision for loan losses             30,000         30,000         60,000         60,000
Recoveries                             5,238            100          5,406            167
Charge-offs                          (27,397)       (66,670)       (36,857)       (72,613)
                                   ---------      ---------      ---------      ---------

Balance at end of period           $ 604,534      $ 500,921      $ 604,534      $ 500,921
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

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at December 31, 1997 to June 30, 1997 and the results of operations for the three months and six months ended December 31, 1997 and 1996. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets grew $2,628,399,  or 1.60%,  from  $163,917,842 at June 30, 1997 to
$166,546,241 at December 31, 1997. The growth is attributable to increases in loans and cash and cash equivalents, partially offset by decreases to interest bearing deposits with other institutions and securities available for sale.

Cash and cash equivalents increased $1,210,100 from $2,914,578 at June 30, 1997 to $4,124,678 at December 31, 1997. Interest-bearing deposits with banks decreased $1,171,541 from $2,229,104 at June 30,1997 to $1,057,563 at December
31, 1997. The proceeds were primarily used to fund new loans.

Securities available for sale decreased $2,642,118, or 18.67%, from $14,148,537 at June 30,1997 to $11,506,419 at December 31, 1997. The decrease was primarily due to $3,500,000 in calls and maturities, offset by $700,000 in purchases. The proceeds were used primarily to fund new loans.

At December 31, 1997, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The company does not anticipate the need to sell these securities. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $5,319,363, or 4.05%, from $131,317,923 at June 30, 1997 to $136,637,286 at December 31, 1997. Fixed rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. Increases in loans receivable were funded primarily by decreases in interest-bearing deposits with banks and proceeds from calls and maturities of securities available for sale, as well as funds from increased customer deposits.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (Continued)

Office properties and equipment, FHLB stock, accrued interest receivable, and other assets remained relatively constant from June 30, 1997 to December 31, 1997.

Deposits increased  $6,716,659,  or 5.57%, from $120,546,079 at June 30, 1997 to
$127,262,738 at December 31, 1997. The Bank used the period's deposit growth to pay down advances from the FHLB and partially fund loan growth. FHLB advances decreased $4,939,367 during the period, bringing the total balance from $21,775,306 at June 30,1997 to $16,835,939 at December 31, 1997.


RESULTS OF OPERATIONS

Net income increased $95,813, or 19.8%, from $482,785 for the three months ended December 31, 1996 to $578,598 for the same period in 1997. The increase was primarily due to an increase in net interest income for the 1997 quarter of $142,765 and increased noninterest income of $107,919 over the comparable period in 1996.

Net income increased $681,727 from $508,422 for the six-month period ended December 31, 1996 to $1,190,149 for the same period in 1997. The 1997 increase was essentially due to the $442,611, net of tax, special assessment charge in the 1996 period resulting from legislation passed on September 30, 1996, regarding the SAIF. See Note 4 in the interim financial statements. Excluding the SAIF assessment, the Company would have reported net income of $951,033 for the period ended December 31, 1996. The difference of $239,116, or 25.1%, was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, excluding the SAIF assessment.

Net interest income increased $142,765, or 8.8%, during the three-month period and $298,898, or 9.4%, during the six-month period ended December 31, 1997, as compared to the same periods in 1996. The increases were primarily due to increases in average loans during the 1997 periods as compared to the 1996 periods.

The provision for loan losses was $30,000 for the three-month periods and $60,000 for the six-month periods ended December 31, 1997 and 1996. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately .44% of loans, net of unearned and deferred income, as of December 31, 1997, compared to .39% at December 31, 1996. Management believes the allowance for loan losses is adequate to absorb potential losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Noninterest income increased $107,919 and $198,156 for the three- and six-month periods ended December 31, 1997 as compared to the same periods in 1996. The increases were primarily due to an $85,566 and $146,843 increase in loan sale gains for the three- and six- month periods ended December 31, 1997 as compared to the same periods in 1996. The increase in loan sale gains was due to increased volume of fixed rate loans which are sold on the secondary market.

Noninterest expense increased $70,061, or 7.24%, for the three months ended December 31, 1997 compared to the same period in 1996, primarily due to increases in salaries and benefits expense and data processing expense, partially offset by decreases in insurance and franchise tax expense.

Noninterest expense, excluding the SAIF assessment, increased $90,064, or 4.73%, for the six months ended December 31, 1997 compared to the same period in 1996. The increase was primarily due to salaries and benefits expense increase of $158,730, partially offset by decreases in insurances expense of $79,090, excluding the SAIF assessment.

The Company's federal income tax expense was $345,635 and $260,825 for the three-month periods ended December 31, 1997 and 1996, respectively and $695,685 and $299,800 for the six-month periods ended December 31, 1997 and 1996, respectively. The increase was primarily due to the increase in pre-tax income for the 1997 three- and six-month periods.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1997, First Federal was in compliance with this requirement with a liquidity ratio of 4.37%. Management considers this liquidity position adequate to meet its expected needs.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. The following table presents the Bank's compliance with its capital requirements at December 31, 1997:

                                                                                                   Risk
                             Tangible                           Core                               Based
                             Capital                            Capital                           Capital
                             -------                            -------                           -------
                     Amount            %               Amount             %              Amount             %
                     ------            -               ------             -              ------             -
Actual          $       15,416        9.41%       $        15,416        9.41%       $       15,980       15.76%
Required                 2,457        1.50                  4,914        3.00                 8,114        8.00
                --------------    --------        ---------------    --------        --------------   ---------

Excess          $       12,959        7.91%       $        10,502        6.41%       $        7,866        7.76%
                ==============    ========        ===============    ========        ==============   =========


The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1997, certain intangible assets, of which First Federal has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.

                                   FORM 10-QSB
                         Quarter ended December 31, 1997
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:

               (a) On October 21, 1997, the Company held its Annual Meeting of Stockholders.

               (b) At the meeting, Dale L. Myers and Randal R. Huber were elected for terms to expire in 2000.

               (c) Stockholders voted on the following matters:

                   (i)  The election of the following directors of the Company:

                    Votes:                            For     Withheld
                    ------                            ---     --------

                    Dale L. Myers                  1,612,804    63,440
                    Randal R. Huber                1,619,104    57,140

                   (ii)     Approval of amendment to the  Company's  Certificate
                            of  Incorporation  to  increase   authorized  common
                            stock:

                    Votes:          For             Against        Abstain
                    ------          ---             -------        -------

                                  1,602,235         43,034          30,975

                   (iii.) The ratification of the appointment of Crowe Chizek & Company LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

                    Votes:          For             Against        Abstain
                    ------          ---             -------        -------

                                  1,659,312          3,825          13,107

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
               (a)    Exhibit Number                         Exhibit
                      --------------                         -------
                              27                   Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WOOD BANCORP INC.
                                                 (Registrant)




Date:  February 13, 1998                   /s/Richard L. Gordley
                                           ---------------------
                                           Richard L. Gordley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  February 13, 1998                   /s/David L. Nagel
                                           -----------------
                                           David L. Nagel
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)