Form 10QSB
period 1998-03-31
WOOD BANCORP INC
filed 1998-05-15
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period ended March 31, 1998

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

             Class:                               Outstanding at April 30, 1998
Common stock, $0.01 par value                       2,663,654 common shares

Transitional Small Business Disclosure Format:

                         Yes [  ]       No [ X ]

                               WOOD BANCORP, INC.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998


                                      INDEX





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Balance Sheets ..............................................

      Consolidated Statements of Income ........................................

      Consolidated Statements of Cash Flows ....................................

      Notes to Consolidated Financial Statements ...............................


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations.................................



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................

Item 2.   Changes in Securities and Use of Proceeds.............................

Item 3.   Defaults Upon Senior Securities.......................................

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

SIGNATURES .....................................................................

                                           WOOD BANCORP, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)

                                                                          March 31,           June 30,
                                                                            1998               1997
                                                                       -------------      -------------
ASSETS
     Cash and due from banks .....................................     $   3,053,116      $   2,844,578
     Federal funds sold ..........................................           889,000             70,000
                                                                       -------------      -------------
         Cash and cash equivalents ...............................         3,942,116          2,914,578
     Interest-bearing deposits in other financial institutions ...           694,241          2,229,104
     Securities available for sale ...............................        10,018,397         14,148,537
     Mortgage-backed securities available for sale ...............         8,409,662          8,844,333
     Loans, net ..................................................       136,595,229        131,317,923
     Office properties and equipment, net ........................         2,374,379          1,860,331
     Federal Home Loan Bank stock, at cost .......................         1,480,900          1,403,200
     Accrued interest receivable .................................           855,883            853,736
     Other assets ................................................           636,096            346,100
                                                                       -------------      -------------

              Total assets .......................................     $ 165,006,903      $ 163,917,842
                                                                       =============      =============
LIABILITIES
     Deposits $ ..................................................       129,156,890      $ 120,546,079
     Advances from Federal Home Loan Bank ........................        12,657,030         21,775,306
     Other borrowed funds ........................................           250,000
     Accrued interest payable ....................................           167,674            193,166
     Other liabilities ...........................................           988,385          1,237,711
                                                                       -------------      -------------
         Total liabilities .......................................       143,219,979        143,752,262
                                                                       -------------      -------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding
     Common stock, $.01 par value, 5,000,000 shares authorized,
     3,107,065 shares issued at March 31, 1998; 2,500,000
     shares authorized,  1,657,347 shares issued at June 30, 1997             31,071             16,573
     Additional paid-in capital ..................................        11,171,630         10,884,182
     Retained earnings - substantially restricted ................        13,919,815         12,805,953
     Treasury stock, at cost; 443,411 shares at March 31, 1998 and
       244,886 shares at June 30, 1997 ...........................        (3,057,250)        (3,130,066)
     Obligation under employee stock ownership plan ..............          (301,741)          (301,741)
     Unearned compensation .......................................           (16,406)           (30,977)
     Unrealized gain (loss) on available for sale securities, net             39,805            (78,344)
                                                                       -------------      -------------

         Total shareholders' equity ..............................        21,786,924         20,165,580
                                                                       -------------      -------------

              Total liabilities and shareholders' equity .........     $ 165,006,903      $ 163,917,842
                                                                       =============      =============

See accompanying notes to consolidated financial statements.

                                           WOOD BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                             ---------------------------     ---------------------------
                                                 1998            1997            1998           1997
                                             -----------     -----------     -----------     -----------
Interest income
     Loans .............................     $ 3,001,101     $ 2,767,925     $ 9,000,538     $ 7,932,364
     Securities ........................         172,401         269,916         577,799         822,504
     Mortgage-backed and related
       securities ......................         139,926         143,729         424,486         455,174
     Other .............................          66,075          38,941         178,012         113,948
                                             -----------     -----------     -----------     -----------
         Total interest income .........       3,379,503       3,220,511      10,180,835       9,323,990

Interest expense
     Interest on deposits ..............       1,388,665       1,237,083       4,108,255       3,690,322
     FHLB borrowings ...................         209,112         320,822         802,667         783,016
     Other borrowed funds ..............           3,630           2,470           7,316           4,916
                                             -----------     -----------     -----------     -----------
         Total interest expense ........       1,601,407       1,560,375       4,918,238       4,478,254
                                             -----------     -----------     -----------     -----------

Net interest income ....................       1,778,096       1,660,136       5,262,597       4,845,736

Provision for loan losses ..............          30,000          30,000          90,000          90,000
                                             -----------     -----------     -----------     -----------

Net interest income after provision
  for loan losses ......................       1,748,096       1,630,136       5,172,597       4,755,736

Noninterest income
     Service charges ...................          74,075          67,462         235,914         207,399
     Loan sale gains ...................         173,958          38,565         389,202         106,966
     Other .............................          24,450          25,186         104,168          75,494
                                             -----------     -----------     -----------     -----------
         Total noninterest income ......         272,483         131,213         729,284         389,859

                                           WOOD BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                               (continued)

                                                  Three Months Ended              Nine Months Ended
                                                        March 31,                      March 31,
                                             ---------------------------     ---------------------------
                                                 1998            1997            1998           1997
                                             -----------     -----------     -----------     -----------
Noninterest expense
     Salaries and benefits .............         635,845         485,999       1,776,074       1,467,499
     Occupancy and equipment ...........         103,328          91,444         296,322         279,624
     Data processing ...................         108,714          87,263         290,056         226,022
     Insurance expense .................          25,978          27,817          83,392         834,943
     Franchise taxes ...................          56,638          48,234         159,085         178,251
     Advertising and promotional .......          32,415          32,363         116,996          96,875
     Other .............................         117,651          93,812         354,111         359,744
                                             -----------     -----------     -----------     -----------
         Total noninterest expense .....       1,080,569         866,932       3,076,036       3,442,958
                                             -----------     -----------     -----------     -----------

Income before income tax ...............         940,010         894,417       2,825,845       1,702,637

Provision for income tax ...............         362,890         317,830       1,058,575         617,630
                                             -----------     -----------     -----------     -----------

Net income .............................     $   577,120     $   576,587     $ 1,767,270     $ 1,085,007
                                             ===========     ===========     ===========     ===========

Earnings per common share:
     Basic .............................     $       .22     $       .21     $       .68     $       .40
                                             ===========     ===========     ===========     ===========
     Diluted ...........................     $       .21     $       .20     $       .64     $       .38
                                             ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                                        WOOD BANCORP, INC. 5.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                            1998             1997
                                                                      ------------      ------------
Cash flows from operating activities
     Net income .................................................     $  1,767,270      $  1,085,007
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...........................................           94,596            92,045
         Provision for loan losses ..............................           90,000            90,000
         Amortization of mortgage servicing rights ..............           32,197             3,565
         Net accretion ..........................................          (50,734)          (85,548)
         Security (gains)/losses, net ...........................          (13,226)              461
         Loan sale gains ........................................         (389,202)         (106,966)
         Proceeds from loans sold ...............................       21,587,619         6,535,012
         Loans originated for sale ..............................      (21,410,611)       (6,520,436)
         FHLB stock dividend ....................................          (77,700)          (69,700)
         Amortization of unearned compensation ..................           14,571            29,446
         ESOP expense ...........................................          364,215           209,845
         Change in
              Interest receivable ...............................           (2,147)          (89,122)
              Other assets ......................................         (247,633)          218,217
              Other liabilities .................................         (249,326)           72,873
              Interest payable ..................................          (25,492)          139,341
              Deferred loan fees ................................           (5,158)           12,342
                                                                      ------------      ------------
                  Net cash flows from operating activities ......        1,479,239         1,616,382

Cash flows from investing activities
     Net change in interest-bearing balances with banks .........        1,534,863          (631,409)
     Repurchase agreement .......................................                          2,500,000
     Securities and mortgage-backed securities available for sale
         Sales ..................................................                          1,050,000
         Purchases ..............................................       (2,055,224)       (3,900,000)
         Proceeds from calls and maturities .....................        6,300,000         3,520,000
         Proceeds from principal payments on mortgage-
           backed securities ....................................          563,010           578,239
     Net increase in loans, net of loans sold ...................       (5,362,148)      (20,034,151)
     Properties and equipment expenditures ......................         (608,644)         (377,200)
                                                                      ------------      ------------
         Net cash from investing activities .....................          371,857       (17,294,521)

              See accompanying notes to consolidated financial statements.

                                         WOOD BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                             (Unaudited)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                       1998                 1997
                                                                   ------------        ------------
Cash flows from financing activities
     Net increase in deposits ..............................       $  8,610,811        $  2,092,769
     Net change in other borrowed funds ....................            250,000
     Proceeds from FHLB borrowings .........................          1,682,511          19,150,000
     Repayment of FHLB borrowings ..........................        (10,800,787)         (4,846,257)
     Cash dividends paid ...................................           (630,998)           (399,948)
     Proceeds from exercise of stock options, gross ........             64,905              16,675
     Purchase of treasury stock ............................                               (147,375)
                                                                   ------------        ------------
         Net cash from financing activities ................           (823,558)         15,865,864
                                                                   ------------        ------------

Net change in cash and cash equivalents ....................          1,027,538             187,726

Cash and cash equivalents at beginning of period ...........          2,914,578           2,637,396
                                                                   ------------        ------------

Cash and cash equivalents at end of period .................       $  3,942,116        $  2,825,122
                                                                   ============        ============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest ..........................................       $  4,943,730        $  4,338,913
         Income taxes ......................................            958,000             777,371


              See accompanying notes to consolidated financial statements.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at March 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1997, included in its 1997 Annual Report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1997 Annual Report. The Company has consistently followed these policies in preparing this Form 10-QSB.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based upon available information. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates. Areas involving the use of management's estimates and assumptions based upon available information primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans.

The Company records income tax expense based on the amount of tax due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates. The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. All prior EPS data has been restated to conform to the new method. Basic EPS is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS shows the dilutive effect of unearned recognition and retention plan ("RRP") shares and the additional common shares issuable under stock options. The weighted average number of shares outstanding for basic EPS was 2,599,528 and 2,592,216 for the three and nine months ended March 31, 1998. The weighted average number of shares outstanding for basic EPS was 2,703,717 and 2,710,040 for the three and nine months ended March 31, 1997. The weighted average number of shares outstanding for diluted EPS, which includes the effect of stock options granted and unearned RRP shares using the treasury stock method was 2,771,247 and 2,753,444 for the three and nine months ended March 31, 1998. Similarly, the weighted average number of shares outstanding for diluted EPS was 2,834,749 and 2,839,274 for the three and nine months ended March 31, 1997. The dilutive effect of unearned RRP shares was to increase weighted average shares outstanding by 784 and 632 for the three and nine months ended March 31, 1998. The dilutive effect of unearned RRP shares was to increase the weighted average shares outstanding by 1,281 and 1,237 for the three and nine months ended March 31, 1997. The dilutive effect of stock options was to increase weighted average shares outstanding by 170,843 and 160,491 for the three and nine months ended March 31, 1998 and 129,807 and 128,058 for the three and nine months ended March 31, 1997. Unreleased employee stock ownership plan shares are not considered to be outstanding for determining the weighted average number of shares used in calculating both basic and diluted EPS. Unearned RRP shares are not considered to be outstanding shares for determining the weighted average number of shares used in calculating basic EPS.

On July 1, 1997, the Board of Directors declared a 50% stock dividend paid on July 29, 1997, which was accounted for similar to a three-for-two stock split. On January 5, 1998, the Board of Directors declared a 25% stock dividend paid on January 29, 1998, which was accounted for similar to a five -for -four stock split. All earnings and dividends per share disclosures have been restated to reflect the stock dividends.

SFAS No. 129, "Disclosures of Information about Capital Structure," became effective for the Company as of December 31, 1997. SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 did not affect the Company's disclosures.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

Certain items in the 1997 interim financial statements have been reclassified to correspond with the 1998 presentation.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 2 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at March 31, 1998 and June 30, 1997 are as follows:

                                               ----------------------------March 31, 1998--------------------------
                                                                       Gross           Gross           Estimated
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses             Value
                                               ---------------    ------------     ------------    ----------------
Available for sale
     U.S. Treasury securities                  $       589,146    $    160,254                     $        749,400
     U.S. Government agencies                        6,196,512          19,210     $     51,699           6,164,023
     U.S. Government agency step-up
       bonds                                           300,000                            1,313             298,687
     Mutual funds and equity
       investments                                   2,836,531           3,498           73,742           2,766,287
     Other                                              40,000                                               40,000
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $     9,962,189    $    182,962     $    126,754    $     10,018,397
                                               ===============    ============     ============    ================
     Mortgage-backed securities
         CMOs and REMICs                       $     4,630,123    $     41,011     $     17,828    $      4,653,306
         Other mortgage-backed
           securities                                3,775,435          30,869           49,948           3,756,356
                                               ---------------    ------------     ------------    ----------------
              Total mortgage-backed
                securities                     $     8,405,558    $     71,880     $     67,776    $      8,409,662
                                               ===============    ============     ============    ================

Securities with a carrying value of $1,388,353 at March 31, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 2 - SECURITIES (Continued)


                                               -----------------------------June 30, 1997--------------------------
                                                                       Gross           Gross           Estimated
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses             Value
                                               ---------------    ------------     ------------    ----------------
Available for sale
     U.S. Treasury security                    $       540,627    $    152,073                     $        692,700
     U.S. Government agencies                        9,972,708          23,327     $     86,647           9,909,388
     U.S. Government agency step-up
       bonds                                           800,000                            9,252             790,748
     Mutual funds and equity
       investments                                   2,781,306             276           65,881           2,715,701
     Other                                              40,000                                               40,000
                                               ---------------    ------------     ------------    ----------------
         Total securities                      $    14,134,641    $    175,676     $    161,780    $     14,148,537
                                               ===============    ============     ============    ================
     Mortgage-backed securities
         CMOs and REMICs                             4,650,973          41,272          100,746           4,591,499
         Other mortgage-backed
           securities                                4,325,959           6,124           79,249           4,252,834
                                               ---------------    ------------     ------------    ----------------
              Total mortgage-backed
                securities                     $     8,976,932    $     47,396     $    179,995    $      8,844,333
                                               ===============    ============     ============    ================


A security with a carrying value of $499,843 as of June 30, 1997 was pledged to secure public deposits and for other purposes as required or permitted by law.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 2 - SECURITIES (Continued)

The amortized cost and estimated market value of debt securities at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           Amortized           Estimated
                                                                             Cost             Fair Value
                                                                       ---------------    ----------------
        Available for sale
              Due in one year or less                                  $     1,299,918    $      1,292,687
              Due after one year through five years                          2,088,106           2,241,679
              Due after five years through ten years                         3,697,634           3,677,744
                                                                       ---------------    ----------------
                                                                             7,085,658           7,212,110
              Mutual funds and equity investments                            2,836,531           2,766,287
              Other                                                             40,000              40,000
                                                                       ---------------    ----------------
                                                                             9,962,189          10,018,397

              CMOs and REMICs                                                4,630,123           4,653,306
              Other mortgage-backed securities                               3,775,435           3,756,356
                                                                       ---------------    ----------------
                                                                             8,405,558           8,409,662
                                                                       ---------------    ----------------

                                                                       $    18,367,747    $     18,428,059
                                                                       ===============    ================


Proceeds from the sale of securities available for sale totaled $1,050,000 for the nine months ended March 31, 1997, resulting in gross losses of $2,410. Gross gains on securities called prior to maturity totaled $13,226 for the nine months ended March 31, 1998 and $1,949 for the nine months ended March 31, 1997.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized below:

                                                              March 31,         June 30,
                                                               1998               1997
                                                          -------------      -------------
Real estate mortgage loans (principally conventional)
     Secured by one-to-four family residences .......     $  91,074,680      $  93,537,749
     Secured by other properties ....................         8,948,731          7,295,761
     Construction loans .............................         5,514,275          4,515,950
     Home equity ....................................        10,555,549          8,334,481
                                                          -------------      -------------
                                                            116,093,235        113,683,941
     Loans in process ...............................        (2,825,900)        (2,245,571)
     Net deferred loan origination fees .............          (195,502)          (200,660)
                                                          -------------      -------------
         Total first mortgage loans .................       113,071,833        111,237,710
                                                          -------------      -------------

Consumer and other loans
     Automobile .....................................         7,833,558          7,695,651
     Commercial .....................................        10,613,228          8,035,167
     Other ..........................................         5,707,510          4,925,380
                                                          -------------      -------------
         Total consumer and other loans .............        24,154,196         20,656,198
                                                          -------------      -------------

                                                            137,226,129        131,893,908
Allowance for losses on loans .......................          (630,900)          (575,985)
                                                          -------------      -------------

     Loans, net .....................................     $ 136,595,229      $ 131,317,923
                                                          =============      =============


There were no loans on nonaccrual at March 31, 1998, or June 30, 1997. Accruing loans that are contractually past due 90 days or more totaled $542,000 at March 31, 1998 compared to $371,000 at June 30, 1997. Impaired loans were insignificant at March 31, 1998 and June 30, 1997 and for the three and nine months ended March 31, 1997.

                               WOOD BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          Quarter ended March 31, 1998

NOTE 3 - LOANS RECEIVABLE (Continued)

Activity in the allowance for losses on loans for the three and nine months ended March 31, 1998 and 1997 are as follows:

                                                  Three months ended                 Nine months ended
                                                       March 31,                         March 31,
                                                       ---------                         ---------
                                                1998              1997           1998             1997
                                            ------------     ------------    ------------     ------------
          Balance at beginning of
           period                           $    604,534     $    500,921    $    575,985     $    513,367
         Provision for loan losses                30,000           30,000          90,000           90,000
         Recoveries                                5,044           30,445          10,450           30,612
         Charge-offs                              (8,678)         (17,392)        (45,535)         (90,005)
                                            ------------     ------------    ------------     ------------

         Balance at end of period           $    630,900     $    543,974    $    630,900     $    543,974
                                            ============     ============    ============     ============

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

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at March 31, 1998 to June 30, 1997 and the results of operations for the three months and nine months ended March 31, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total assets grew  $1,089,061,  or 0.7%,  from  $163,917,842 at June 30, 1997 to
$165,006,903 at March 31, 1998. The growth is attributable to increases in loans and cash and cash equivalents, partially offset by decreases to interest bearing deposits with other institutions and securities available for sale.

Cash and cash equivalents increased $1,027,538 from $2,914,578 at June 30, 1997 to $3,942,116 at March 31, 1998. Interest-bearing deposits with banks decreased $1,534,863 from $2,229,104 at June 30,1997 to $694,241 at March 31, 1998. The
net proceeds were primarily used to fund new loans.

Securities available for sale decreased $4,130,140, or 29.2%, from $14,148,537 at June 30, 1997 to $10,018,397 at March 31, 1998. The decrease was primarily due to $6,300,000 in calls and maturities, offset by $2,055,224 in purchases. The proceeds were used primarily to fund new loans.

At March 31, 1998, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The Company does not anticipate the need to sell these securities. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 2 in the interim financial statements.

Loans receivable increased $5,277,306, or 4.0%, from $131,317,923 at June 30, 1997 to $136,595,229 at March 31, 1998. Fixed-rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed-rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. To mitigate the interest rate risk associated with loans held for sale, management obtains fixed secondary market purchase commitments for these loans. Increases in loans receivable were funded primarily by decreases in interest-bearing deposits with banks and proceeds from calls and maturities of securities available for sale, as well as funds from increased customer deposits.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION (Continued)

Office properties and equipment, net of accumulated depreciation increased $514,048, or 27.6% primarily due to the purchase of property for a future branch site in Perrysburg, Ohio.

FHLB stock, accrued interest receivable, and other assets remained relatively constant from June 30, 1997 to March 31, 1998.

Deposits  increased  $8,610,811,  or 7.1%, from $120,546,079 at June 30, 1997 to
$129,156,890 at March 31, 1998. The Bank used the period's deposit growth to pay down advances from the FHLB and partially fund loan growth. FHLB advances decreased $9,118,276 during the period, bringing the total balance from $21,775,306 at June 30,1997 to $12,657,030 at March 31, 1998.


RESULTS OF OPERATIONS

Net income increased $533, or 0.1%, from $576,387 for the three months ended March 31, 1997 to $577,120 for the same period in 1998. The increase was primarily due to increases in net interest income and noninterest income being offset by an increase in noninterest expense.

Net income increased $682,263 from $1,085,007 for the nine months ended March 31, 1997 to $1,767,270 for the same period in 1998. The 1998 increase was essentially due to the $442,611, net of tax, special assessment charge in the 1997 period resulting from legislation passed on September 30, 1996, regarding the SAIF. See Note 4 in the interim financial statements. Excluding the SAIF assessment, the Company would have reported net income of $1,527,618 for the nine months ended March 31, 1997. The difference of $239,652, or 15.7%, was primarily due to increases in net interest income and noninterest income, partially offset by increases in noninterest expense, excluding the SAIF assessment.

Net interest income increased $117,960, or 7.1%, during the three months and $416,861, or 8.6%, during the nine months ended March 31, 1998, as compared to the same periods in 1997. The increases were primarily due to increases in average loans during the 1998 periods as compared to the 1997 periods.

The provision for loan losses was $30,000 for the three months and $90,000 for the nine months ended March 31, 1998 and 1997. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately .46% of loans, net of unearned and deferred income, as of March 31, 1998, compared to .41% at March 31, 1997. Management believes the allowance for loan losses is adequate to absorb reasonably foreseeable inherent losses in the loan portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Noninterest income increased $141,270 and $339,425 for the three and nine months ended March 31, 1998, as compared to the same periods in 1997. The increases were primarily due to an $135,393 and $282,236 increase in loan sale gains for the three and nine months ended March 31, 1998, as compared to the same periods in 1997. The increase in loan sale gains was due to increased volume of fixed-rate loans that were sold on the secondary market.

Noninterest expense increased $216,637, or 24.6%, for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to increases in salaries and benefits expense and data processing expense. Salaries and employee benefits increased primarily due to the impact that the Company's stock price increase had on the ESOP.

Noninterest expense, excluding the SAIF assessment, increased $303,701, or 11.0%, for the nine months ended March 31, 1998, compared to the same period in 1997. The increase was primarily due to salaries and benefits expense increase of $308,575, partially offset by decreases in deposit insurance expense of $80,928, excluding the SAIF assessment. Salary and employee benefits increased primarily due to the ESOP which was previously discussed.

The Company's federal income tax expense was $362,890 and $317,830 for the three-month periods ended March 31, 1998 and 1997 and $1,058,575 and $617,630 for the nine-month periods ended March 31, 1998 and 1997. The increase was primarily due to the increase in pretax income.

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998, First Federal complied with this requirement with a liquidity ratio of 14.8%. Management considers this liquidity position adequate to meet its expected needs.

                               WOOD BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES

Savings institutions insured by the Federal Deposit Insurance Corporation are required by federal law to meet three regulatory capital requirements. The following table presents the Bank's compliance with its capital requirements at March 31, 1998:


               Tangible Capital to          Tier 1 Capital to        Tier 1 Capital to           Total Capital to
              Adjusted Total Assets       Adjusted Total Assets     Risk-Weighted Assets       Risk-Weighted Assets
               Amount          %            Amount         %          Amount        %           Amount         %
              --------       ----         ---------      ----        --------     -----        ---------     ----
Actual        $ 16,093       9.93%        $  16,093      9.93%       $ 16,093     15.08%       $  16,670    15.62%
Required         2,431       1.50             6,483      4.00           4,269      4.00            8,537     8.00
              --------       ----         ---------      ----        --------     -----        ---------     ----

Excess        $ 13,662       8.43%        $   9,610      5.93%       $ 11,824     11.08%       $   8,133     7.62%
              ========       ====         =========      ====        ========     =====        =========     ====


The Bank's tangible capital consists solely of shareholders' equity. Core capital consists of tangible capital plus, through 1998, certain intangible assets, of which First Federal has none. Risk based capital consists of core capital plus general loan loss allowances less certain assets required to be deducted.


Year 2000 Issue

Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the Year 2000 for the Year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of financial institutions, such as the Company. The Company has formed a Year 2000 committee to assess the extent to which it and its outside vendors may be adversely affected by Year 2000 problems. Management has determined that most programs are or will be capable of identifying the turn of the century. The issue is closely monitored by management and full compliance is expected by the end of 1998. While the Company does not anticipate that any Year 2000 computer problems or expenses required to correct such problems will materially affect its financial condition and results of operations, no assurance can be given in this regard.

                                   FORM 10-QSB
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

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

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:
               (a)    Exhibit Number                           Exhibit
                      --------------                           -------
                           27                      Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WOOD BANCORP INC.
                                           (Registrant)




Date:      May 13, 1998                    /s/Richard L. Gordley
                                           ---------------------
                                           Richard L. Gordley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:      May 13, 1998                    /s/David L. Nagel
                                           -----------------
                                           David L. Nagel
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)