Form 10KSB
period 1998-06-30
WOOD BANCORP INC
filed 1998-09-28
CIK 906346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 30, 1998
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________________ to _______________

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

                                      None
                                      ----

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  issuer's   revenues  for  its  most  recent   fiscal  year:
$14,692,111.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the bid and asked prices of such common equity on the Nasdaq Stock Market as of September 23, 1998, was $28.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 23, 1998, there were issued and outstanding 2,684,740 shares of the Registrant's Common Stock (including 106,718 shares of restricted stock issued pursuant to the Registrant's Recognition and Retention Plan).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1998.

         Part III of Form 10-KSB - Proxy Statement for 1998 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format: YES [  ]  NO [ X ]

                                     PART I

Item 1.  Description of Business

General

         Wood Bancorp, Inc. (the "Company") is a Delaware corporation which was formed at the direction of First Federal Bank ("First Federal" or the "Bank") in May 1993 for the purpose of becoming the savings and loan holding company of First Federal (the "Conversion"). At June 30, 1998, the Company had total assets of $166.1 million, deposits of $130.1 million, and shareholders' equity of $22.6 million. All references to the Company at or before August 31, 1993 refer to First Federal.

         First Federal is a federally chartered stock savings and loan association headquartered in Bowling Green, Ohio. First Federal was originally organized in 1923 as a state chartered savings institution and, in 1937, converted to a federal savings and loan association. First Federal has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans and short-term consumer loans. The Bank also originates residential construction loans in its market area and commercial loans and loans secured by multi-family and non-residential real estate. At June 30, 1998, substantially all of the Bank's real estate mortgage loans (excluding mortgage-backed securities) and consumer loans were secured by properties or collateral located in northwest Ohio. See generally "Lending Activities."

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

         The Bank's revenues are derived primarily from interest on mortgage loans, consumer and commercial loans, securities, including mortgage-backed securities, income from service charges, and gain on sales of loans. The Bank does not originate loans to fund leveraged buyouts, has no loans to foreign corporations or governments and is not engaged in land development or construction activities through joint ventures or subsidiaries.

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

Forward-Looking Statements

         When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Impact of Year 2000

         As the year 2000 approaches, significant concerns have been expressed with respect to the ability of existing computer software programs and operating systems to function properly with respect to data containing dates in the year 2000 and thereafter. Many existing applications were designed to accommodate only a two digit year (e.g., 1998 is reflected a "98"). Any of the applications using a two digit year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in mistakes, errors or system failures, which may have a material effect upon the operations of the Company. Due to the fact that rapid and accurate data processing is essential to operations, the Company is working to resolve the potential impact of the "Year 2000" issue.

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has been in contact with third party vendors to resolve this issue. Additionally, to prevent potential credit quality issues, management has supplied information to the Company's commerical loan customers to make them aware of possible "Year 2000" problems.

         While the Company is currently working with its third party vendors to resolve this issue, no assurance can be given that such third-party vendors will be "Year 2000" complaint. Management believes that such vendors are taking appropriate steps to address the issues on a timely basis. If the Company or its third-party vendor are unable to become a "Year 2000" complaint, the Company may experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Company. Management is prepared to hire temporary help to complete manual processes or to be utilized as couriers should the need arise. Nevertheless, based on current costs spent addressing the "Year 2000" issue, the Company does not believe that the cost of addressing this issue in the future will be a material event.

         Management believes that appropriate actions have been taken to evaluate the "Year 2000" risks and to implement procedures necessary to address those risks. Management is also developing a formal contingency plan that outlines possible courses of actions that would be followed should the company encounter computer processing or general operational problems arising from the "Year 2000" issue.

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

         The Bank also originates consumer (including automobile), commercial and multi-family real estate, commercial business, and residential construction loans in its primary market area. At June 30, 1998, the Bank's net loan portfolio totaled $135.6 million.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1998, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $2.1 million. At June 30, 1998, the Bank had one loan relationship with an outstanding balance to any one borrower (or related entities) in excess of this amount. The principal balance for this relationship was approximately $2.1 million at June 30, 1998. The Bank was in compliance with its loans-to-one-borrower limitation at August 1, 1998, after principal repayments were made on the loan for July and income of the Bank for July increased the loans-to-one-borrower limitation. The Bank may discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

         Loan Portfolio Composition. The following information presents the composition of the Bank's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred loan origination fees and allowances for losses) as of the dates indicated.

                                                                     Year Ended June 30,
                                        -------------------------------------------------------------------------------
                                                  1998                       1997                         1996
                                        -------------------------------------------------------------------------------
                                           Amount      Percent      Amount         Percent         Amount       Percent
                                           ------      -------      ------         -------         ------       -------
                                                                      (Dollars in thousands)
Real Estate Loans:
 One- to four-family................    $  87,924        62.55%   $  93,538          69.63 %      $ 85,387        73.43%
 Secured by other properties(1).....       10,578         7.52        7,296           5.43           4,813         4.14
 Construction.......................        6,403         4.55        4,516           3.36           6,397         5.50
 Home equity........................       10,679         7.60        8,335           6.20           4,112         3.54
                                        ---------       ------    ---------         ------        --------       ------
      Total real estate loans........      115,584       82.22      113,685          84.62         100,709        86.61

Other Loans:
 Consumer Loans:
  Automobile........................        7,667         5.45        7,696           5.73           7,013         6.03
  Other.............................        6,858         4.88        4,925           3.67           4,462         3.84
                                        ---------       ------    ---------         ------        --------       ------
     Total consumer loans...........       14,525        10.33       12,621           9.40          11,475         9.87
                                        ---------       ------    ---------         ------        --------       ------
 Commercial business loans..........       10,463         7.45        8,035           5.98           4,098         3.52
                                        ---------       ------    ---------         ------        --------       ------
     Total other loans..............       24,988        17.78       20,656          15.38          15,573        13.39
                                        ---------       ------    ---------         ------        --------       ------
     Total loans....................      140,572       100.00%     134,341         100.00%        116,282       100.00%
                                        ---------       ======     --------         ======        --------       ======

Less:
 Loans in process...................        4,105                     2,246                          4,104
 Net deferred loan origination fees.          195                       201                            209
 Allowance for losses...............          654                       576                            513
                                         --------                  --------                       --------
     Total loans receivable, net....     $135,618                  $131,318                       $111,456
                                         ========                  ========                       ========

         (1)Includes   multi-family,   commercial  real  estate,  land  lot  and
agricultural loans.

         The following table shows the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated.

                                                                      Year Ended June 30,
                                          ---------------------------------------------------------------------
                                                  1998                     1997                  1996
                                          ----------------------------------------------------------------------

                                          Amount       Percent      Amount       Percent   Amount     Percent
                                          ------       -------      ------       -------   ------     -------
                                                                  (Dollars in thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............   $    9,983         7.10%    $  9,892        7.37%  $ 13,355        11.48%
  Secured by other properties(1)....        1,007         0.71          703         .52      2,198         1.89
                                       ----------       ------      -------      ------   -------        ------
    Total...........................       10,990         7.81       10,595        7.89     15,553        13.37
  Home equity and consumer..........       14,284        10.16       12,842        9.56     11,965        10.29
  Commercial business...............        3,387         2.41        3,363        2.50      3,181         2.74
                                       ----------       ------      -------      ------   -------        ------
    Total fixed-rate loans..........       28,661        20.38       26,800       19.95     30,699        26.40

Adjustable-Rate Loans:
 Real estate:
  One- to four-family...............       77,941        55.45       83,646       62.26     72,032        61.95
  Secured by other properties(1)....        9,571         6.81        6,593        4.91      2,615         2.25
  Construction......................        6,403         4.55        4,516        3.36      6,397         5.50
                                       ----------       ------      -------      ------   -------        ------
    Total...........................       93,915        66.81       94,755       70.53     81,044        69.70
  Home equity and consumer..........       10,920         7.77        8,114        6.04      3,622         3.11
  Commercial business...............        7,076         5.04        4,672        3.48        917          .79
                                       ----------       ------      -------      ------   -------        ------
    Total adjustable-rate loans.....      111,911        79.62      107,541       80.05     85,583        73.60
                                       ----------       ------      -------      ------   -------        ------
    Total loans.....................      140,572      100.00%      134,341      100.00%   116,282       100.00%
                                        ---------      ======       -------       ======  --------       ======

Less:
 Loans in process...................        4,105                     2,246                  4,104
 Net deferred loan origination fees.          195                       201                    209
 Allowance for loan losses..........          654                       576                    513
                                        ---------                  --------               --------
    Total loans receivable, net.....     $135,618                  $131,318               $111,456
                                         ========                  ========               ========


     (1)  Includes   multi-family,   commercial   real  estate,   land  lot  and
agricultural loans.

         The following schedule sets forth certain information at June 30, 1998 regarding the net dollar amount of loans maturing in First Federal's portfolio, based on contractual terms to maturity. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


         Due During
         Years Ending                                                                      Consumer on(2)        on(2)
          June 30,               Real Estate(1)(4)      Commercial     Construction(2)    and Other on(2)        Total
          --------               -----------------      ----------     ---------------    ---------------        -----
                                                                    (Dollars in Thousands)

1999(3).....................       $     48            $ 3,337            $ 6,403           $ 4,405          $14,193
2000........................            318              2,008               ---              1,623            3,949
2001........................            722                765               ---              2,471            3,958
2002 and 2003...............          1,454              2,217               ---              5,266            8,937
2004 to 2013 ...............         34,290              2,136               ---                720           37,146
2014 and following..........         72,349                ---               ---                 40           72,389
                                    -------            -------           -------           --------         --------
                                   $109,181            $10,463           $ 6,403            $14,525         $140,572
                                    =======            =======           =======            =======         ========

------------
(1) Includes one- to four-family, multi-family, commercial real estate, land lot, agricultural and home equity loans.
(2) Construction loans are written for a nine month construction period, with interest only payments due monthly. At the end of the construction period the loan automatically converts to a monthly payment, 30-year permanent loan.
(3)  Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Home equity loans totaling $10.7 million do not have a stated payment. The borrower is billed 1% of the outstanding balance monthly.

         At June 30, 1998, the total amount of loans due after June 30, 1999 which have predetermined interest rates was $24.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $101.8 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations of this type are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Bank focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1998, the Bank's one- to four-family residential mortgage loans totaled approximately $87.9 million, or approximately 62.6% of the Bank's total gross loan portfolio. Of this portfolio, approximately $6.4 million constituted loans secured by one- to four-family residential property that is rented.

         The Bank currently offers fixed-rate or ARM payment loans. The Bank's one- to four-family residential mortgage originations are secured by property located in its market and surrounding areas.

         The Bank currently offers one and three year ARM loans with an interest rate margin over the one and three year Treasury rates. These loans provide for a 200 basis point cap on any adjustment date and a lifetime cap of 600 basis points over the initial rate. The Bank's ARMs do not permit negative amortization of principal. The Bank qualifies one year ARM borrowers on the maximum second year rate and three year ARM borrowers on the initial rate plus 100 basis points.

         Interest rates charged on fixed-rate and adjustable-rate one- to four-family mortgage loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties. During the last three fiscal years, the Bank has not purchased any loans. See "Originations, Purchases, Sales and Servicing of Loans."

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Consumer loan terms also vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. At June 30, 1998, $260,000, or approximately 1.79% of the consumer loan portfolio, was delinquent 30 days or more. There can be no assurance that delinquencies will not increase in the future.

         At June 30, 1998, the Bank's consumer loan portfolio totaled $14.5 million, or 10.3% of its gross loan portfolio. Of the consumer loan portfolio at June 30, 1998, approximately 93.53% were short- and intermediate-term, fixed-rate loans and 6.47% were adjustable-rate loans.

         The largest component of First Federal's consumer loan portfolio consists of automobile loans. At June 30, 1998, automobile loans totaled $7.7 million, or approximately 52.78% and 5.45%, of the Bank's consumer and gross loan portfolios, respectively.

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

         Construction Lending. The Bank engages in construction lending to individuals for the construction of their residences as well as to builders for the construction of single-family homes and other types of real estate in the Bank's primary market area and surrounding areas. At June 30, 1998, the Bank had $6.4 million of gross construction loans, most of which were to borrowers who intended to live in the properties upon completion of construction. Currently all of the Bank's construction loans have adjustable rates of interest.

         Construction loans for residences are structured as permanent loans with interest only payable for up to the first nine months during the construction phase. Construction loans are underwritten pursuant to the same guidelines used for originating permanent real estate loans.

         Construction lending is generally considered to involve a higher level of credit risk than permanent one- to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and/or the effects of general economic conditions on development projects, real estate developers, managers or homebuilders. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. When loan payments become due, borrowers may experience cash flow from the property which is not adequate to service total debt. In such cases, the Bank may be required to modify the terms of the loan. The Bank has not experienced a loss on this portfolio during the last three years.

         Commercial and Multi-Family Real Estate Lending. The Bank has also engaged in limited commercial and multi-family real estate lending in the Wood County market area. At June 30, 1998, all of the Bank's commercial and multi-family real estate loan portfolio was secured by properties located in Ohio, except for one loan valued at $1,237,258, secured by a nursing home in Indiana.

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

         Commercial Business Lending. The Bank also originates commercial business loans. At June 30, 1998, approximately $10.5 million, or 7.45% of the Bank's total gross loan portfolio, was comprised of commercial business loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Bank's commercial business loans are usually, but not always, secured by real estate or business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At June 30, 1998, $203,000, or approximately 1.94%, of the commercial business loan portfolio was delinquent 30 days or more.

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

         In fiscal 1998, the Bank originated $91.9 million of loans, compared to $71.4 million in fiscal 1997. In fiscal 1998, $51.5 million of loans were repaid compared with $39.2 million in 1997.

         When loans are sold by the Bank, the Bank retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Bank receives a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. The Bank services mortgage loans that it originated and sold amounting to approximately $60.1 million at June 30, 1998. See also Note 6 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders filed herewith as Exhibit 13 (the "Annual Report").

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

         The following table shows the loan origination, purchase and repayment activities of the Bank for the periods indicated.

                                                     Year Ended June 30,
                                            -----------------------------------
                                               1998          1997         1996
                                            --------      --------     --------
                                                       (In thousands)
Originations by type:
 Adjustable-rate ......................     $ 39,512      $ 46,948     $ 29,597
 Fixed-rate ...........................       52,368        24,455       31,005
                                            --------      --------     --------
         Total loans originated .......       91,880        71,403       60,602

Purchases:
 Total loans purchased ................         --            --           --

Sales and Repayments:
 Total loans sold .....................       34,155        14,183       18,497
 Principal repayments .................       51,492        39,161       38,785
                                            --------      --------     --------
         Total increase ...............        6,233        18,059        3,320

 (Increase) decrease in other items,
  net .................................       (1,933)        1,803       (2,681)
                                            --------      --------     --------
         Net increase .................     $  4,300      $ 19,862     $    639
                                            ========      ========     ========

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

         The following table sets forth information concerning delinquent mortgage and other loans at June 30, 1998. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

                                                                      Loans Delinquent For:
                                     ----------------------------------------------------------------------------------------
                                             30-59 Days                     60-89 Days                90 Days and Over
                                     ----------------------------------------------------------------------------------------
                                                         Percent                        Percent                       Percent
                                                         of Loan                        of Loan                       of Loan
                                     Number   Amount    Category   Number     Amount   Category   Number   Amount    Category
                                     ------   ------    --------   ------     ------   --------   ------   ------    --------

                                                                            (Dollars in Thousands)
Real Estate:

   One- to four-family .......         41     $1,791       2.0%        7     $  226       0.3%        4     $  198       0.2%
   Home equity ...............         40        573       5.4         3         38       0.4        --         --       --
   Secured by other properties          2         47       0.4        --         --       --         --         --       --
Commercial ...................          6        193       1.8        --         --       --          1         10       0.1
Consumer .....................         31        174       1.2        13         49       0.3         8         36       0.2
                                   ------     ------       ---      ----     ------       ---       ---     ------       ---

     Total ...................        120     $2,778       2.0%       23     $  313       0.2%       13     $  244       0.2%
                                   ======     ======       ===      ====     ======       ===       ===     ======       ===

         There were no delinquent construction loans at June 30, 1998. The ratio of delinquent loans to total loans was 2.4% at June 30, 1998.

         The table below sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become seriously doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                          Year Ended June 30,
                                                       -------------------------

                                                       1998      1997       1996
                                                       -------------------------

                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family .............................     $--       $--       $--
  Secured by other ................................      --        --         28
  Construction ....................................      --        --        --
  Consumer ........................................      --        --          2
  Commercial business .............................      --        --        --
                                                        ----      ----      ----
     Total ........................................      --        --         30
                                                        ----      ----      ----

Accruing loans delinquent more than 90 days:
  One- to four-family .............................      198       330       116
  Secured by other ................................      --        --         39
  Construction ....................................      --        --        --
  Consumer ........................................       36        17        30
  Commercial business .............................       10        24       --
                                                        ----      ----      ----
     Total ........................................      244       371       185
                                                        ----      ----      ----

Foreclosed assets:
  One- to four-family .............................      --        --        --
  Secured by other ................................       30        30        30
  Construction ....................................      --        --        --
  Consumer ........................................      --        --        --
  Commercial business .............................      --        --        --
                                                        ----      ----      ----
     Total ........................................       30        30        30
                                                        ----      ----      ----

Total non-performing assets(1) ....................     $274      $401      $245
                                                        ====      ====      ====
Total as a percentage of total
 assets ...........................................     0.16%     0.24%     0.17%
                                                        ====      ====      ====

------------
         (1) In addition, the Bank had one troubled debt restructuring at June 30, 1996 with a balance at those dates of $62,524.


         For the year ended June 30, 1998 gross interest income which would have been recorded had the non-accruing loans and troubled debt restructuring been current in accordance with their original terms amounted to $0. None of such amount was included in interest income on such loans for the year ended June 30, 1998.

         As of June 30, 1998, there were no other loans not included on the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified a total of $737,029 of its assets as substandard, none as doubtful and $32,154 as loss.

         At June 30, 1998, total classified assets comprised $769,183, or 3.41% of the Company's capital, or 0.46% of the Company's total assets.

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

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998, the Bank had a total allowance for loan losses of $654,350 or 0.48% of total loans receivable, before the allowance for loan losses. See also Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                        Year Ended June 30,
                                                   -----------------------------
                                                   1998        1997        1996
                                                   ----        ----        -----
                                                      (Dollars in Thousands)
Balance at beginning of period .............       $576        $513        $409

Charge-offs:
  One- to four-family ......................        --          --          --
  Secured by other properties ..............        --           58         --
  Construction .............................        --          --          --
  Consumer and commercial ..................         53          32          17
                                                   ----        ----        ----
     Total charge-offs .....................         53          90          17
                                                   ----        ----        ----

Recoveries:
  One- to four-family ......................        --          --          --
  Secured by other properties ..............        --           23         --
  Construction .............................        --          --          --
  Consumer and commercial ..................         11          10           1
                                                   ----        ----        ----
     Total recoveries ......................         11          33           1
                                                   ----        ----        ----

Net charge-offs ............................         42          57          16

Additions charged to operations ............        120         120         120
                                                   ----        ----        ----
Balance at end of period ...................       $654        $576        $513
                                                   ====        ====        ====

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period .........................        .03%        .05%        .02%
                                                   ====        ====        ====

Ratio of allowance to non-performing
 loans .....................................     268.11%     155.26%     238.60%
                                                 ======      ======      ======

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                     Year Ended June 30,
                                           ----------------------------------------------------------------------------
                                                   1998                      1997                       1996
                                           ----------------------------------------------------------------------------
                                                         Percent                    Percent                    Percent
                                                        of Loans                   of Loans                   of Loans
                                                         in Each                    in Each                    in Each
                                                         Category                   Category                   Category
                                                         to Total                   to Total                   to Total
                                            Amount         Loans      Amount         Loans       Amount         Loans
                                            ------         -----      ------         -----       ------         -----
                                                                       (Dollars in Thousands)

One- to four-family................          $100          62.55%       $100          69.63%       $102          73.43%
Secured by other properties........           178           7.52         160           5.43         191           4.14
Construction.......................           ---           4.55         ---           3.36         ---           5.50
Home equity........................            27           7.60          21           6.20          10           3.54
Consumer...........................           127          10.33         128           9.40          88           9.87
Commercial business................           131           7.45         120           5.98          82           3.52
Unallocated........................            91            ---          47            ---          40           ----
                                             ----         ------        ---          ------        ----         ------
     Total.........................          $654         100.00%       $576         100.00%       $513         100.00%
                                             ====         ======        ====         ======        ====         ======

Investment Activities

         First Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. The Bank's investment policy objective in this regard currently sets the Bank's desired liquidity between 6% and 12%. As of June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 15.48%. See "Regulation Liquidity."

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

         Securities. At June 30, 1998, the Company's cash and cash equivalents totaled $5.2 million, or 3.1% of its total assets, and securities, including mortgage-backed securities (includes a $1.5 million investment in the common stock of the FHLB of Cincinnati in order to satisfy the requirement for membership in such institution) totaled $20.7 million, or 12.4% of its total assets. It is the Bank's general policy to purchase securities which are U.S. government securities and federal agency obligations, state and local government obligations, commercial paper, mutual funds, interest-bearing deposits in other institutions, and overnight federal funds. See also Notes 1 and 3 to Notes to Consolidated Financial Statements in the Annual Report.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled approximately $2.1 million as of June 30, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The following table sets forth the composition of the Bank's securities portfolio at the dates indicated.

                                                                   Year Ended June 30,
                                        ---------------------------------------------------------------------------
                                                1998                      1997                         1996
                                        ---------------------------------------------------------------------------

                                        Carrying       % of      Carrying        % of        Carrying       % of
                                         Value        Total        Value         Total         Value        Total
                                         -----        -----        -----         -----         -----        -----
                                                                 (Dollars in thousands)
Interest bearing time deposits in
  other financial institutions ...     $   731        100.00%     $ 2,229        100.00%      $    78       100.00%
                                        ======       =======       ======        ======       =======       ======

 Securities available for sale:
    U.S. Treasury securities .....     $   766          3.71%     $   693          2.84%      $   839         3.13%
    Mutual funds .................       2,779         13.44        2,716         11.13         2,625         9.78
    Mortgage-backed securities ...       8,234         39.83        8,844         36.26         9,648        35.94
    U.S. Government agency step up
     bonds .......................         299          1.45          791          3.24         1,499         5.58
    Equity securities ............          40          0.20           40          0.16            40         0.15
    Municipal bonds ..............         172          0.83           --            --            --           --
    U.S. Government agency
       securities .................      6,873         33.25        9,909         40.62        10,883        40.54
                                       -------        ------      -------        ------       -------       ------
      Subtotal ...................      19,163         92.71       22,993         94.25        25,534        95.12
                                       -------        ------      -------        ------       -------       ------

  FHLB stock .....................       1,508          7.29        1,403          5.75         1,309         4.88
                                       -------        ------      -------        ------       -------       ------

Total securities and FHLB stock ..     $20,671        100.00%     $24,396        100.00%      $26,843       100.00%
                                       =======        ======      =======        =======      =======       ======
Average remaining life of
    U.S. Treasury securities, U.S.
    Government Agency securities, and
    Municipal Bonds...................         4.7 years                 5.5 years                    5.3 years

------------------
     See also Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

         The composition and maturities of the securities portfolio, excluding FHLB stock, are indicated in the following table.

                                                                    At June 30, 1998
                                                     -------------------------------------------------
                                                     Amortized          Estimated          Weighted
                                                       Cost           Market Value       Average Yield
                                                       ----           ------------       -------------
                                                                  (Dollars in thousands)
Available for sale:
  Due in one year or less...................          $  1,300           $  1,295             4.57%
  Due after one through
   five years...............................             3,178              3,307             7.03
  Due after five years
   through ten years........................             3,499              3,508             7.16

  Mortgage-backed securities................             8,199              8,234             6.56
  Mutual funds..............................             2,855              2,779             5.10
  Equity securities.........................                40                 40             6.50
                                                      --------          ---------             ----
    Total investment
      securities available for sale..........          $19,071            $19,163             6.41%
                                                      ========          =========             ====

         The Bank's portfolio at June 30, 1998 contained no securities of any issuer with an aggregate book value in excess of the Bank's retained earnings, excluding those securities issued by the U.S. government or its agencies.

         Mortgage-Backed Securities. First Federal has a portfolio of mortgage-backed securities which it holds as available for sale. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of First Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation--Regulatory Capital Requirements."

         Consistent with the Bank's asset/liability policy, most of the Bank's mortgage-backed securities carry adjustable interest rates.

Sources of Funds

         General. The Bank's primary sources of funds are deposits, borrowings, amortization and repayment of loan principal (including interest earned on mortgage-backed securities), interest earned on or maturation of securities and short-term investments, and funds provided from operations. FHLB advances have been used to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, and will be used on a longer-term basis to support expanded lending activities.

         Deposits. First Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook savings accounts, NOW accounts, money market checking, individual retirement accounts, Christmas and vacation club accounts, and certificate accounts generally ranging in terms from 91 days to 60 months. The Bank primarily solicits deposits from its market area. However, in June 1997, the Bank began using a national rate listing service to attract additional deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

         The following table sets forth the savings flows at the Bank during the periods indicated.

                                                  Year Ended June 30,
                                       -----------------------------------------
                                         1998            1997           1996
                                       --------        --------        --------
                                                 (Dollars in Thousands)

Opening balance ................       $120,546        $115,830        $104,845
Deposits .......................        453,212         380,868         310,235
Withdrawals ....................        448,866         380,743         303,783
Interest credited ..............          5,195           4,591           4,533
                                       --------        --------        --------

Ending balance .................       $130,087        $120,546        $115,830
                                       ========        ========        ========

Net increase (decrease) ........       $  9,541        $  4,716        $ 10,985
                                       ========        ========        ========

Percent increase (decrease) ....           7.91%           4.07%          10.48%
                                       ========        ========        ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated. See also Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                                              At June 30,
                                            ------------------------------------------------------------------------------
                                                   1998                         1997                        1996
                                             ----------------------       ---------------------     -----------------------
                                                          Percent                     Percent                     Percent
                                             Amount       of Total       Amount       of Total     Amount         of Total
                                             ------       --------       ------       --------     ------         --------
                                                                         (Dollars in thousands)
Transactions and Savings Deposits:

Demand and NOW Accounts(1)                 $ 16,922         13.01%       $ 15,119        12.54%   $  13,605         11.74%
Passbook Accounts ........                   21,306         16.38          21,307        17.68       20,117         17.37
Money Market Accounts ....                   21,421         16.46          19,944        16.54       22,008         19.00
                                           --------         -----        --------        -----    ---------         -----

Total Non-Certificates ...                   59,649         45.85          56,370        46.76       55,730         48.11
                                           --------         -----        --------        -----    ---------         -----

Certificates:

 0.00 -  3 99%                                   40          0.03             168          .14          473           .41
 4.00 -  5 99%                               55,049         42.32          52,469        43.53       49,998         43.16
 6.00 -  7 99%                               15,344         11.79          11,526         9.56        9,611          8.30
 8.00 -  9 99%                                    5          0.01              13          .01           18           .02
                                           --------         -----        --------        -----    ---------         -----

Total Certificates .......                   70,438         54.15          64,176        53.24       60,100         51.89
                                           --------         -----        --------        -----    ---------         -----
                                           $130,087        100.00%       $120,546       100.00%    $115,830        100.00%
                                           ========        ======        ========       ======     ========        ======
Total Deposits ...........

-----------------------------

(1) Includes non-interest bearing deposits of $1,500,731, $1,033,148, and $928,463 at June 30, 1998, 1997 and 1996, respectively.

         The following table indicates the amount of the Bank's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1998.

                                                                               Maturity
                                                 ------------------------------------------------------------------
                                                                  Over           Over
                                                 3 Months        3 to 6        6 to 12         Over
                                                  or Less        Months         Months       12 months        Total
                                                  -------        ------         ------       ---------        -----
                                                                          (Dollars in Thousands)
Certificates of deposit less
 than $100,000.............................        $12,891        $8,872        $18,445        $22,392       $62,600

Certificates of deposit of
 $100,000 or more..........................          1,870           957          2,188          2,161         7,176

Public funds(1)............................            180           300            ---            182           662
                                                ----------    ----------   ------------     ----------    ----------

Total certificates of deposit..............        $14,941       $10,129        $20,633        $24,735       $70,438
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

         The following table sets forth the maximum month-end balance and average balance of FHLB advances.

                                                                 Year Ended June 30,
                                                        -------------------------------------
                                                         1998            1997          1996
                                                        -------        -------        -------
                                                                      (In Thousands)
Maximum Balance:
  FHLB advances........................................ $22,775        $26,792        $11,045


Average Balance:
  FHLB advances........................................ $16,661        $19,706        $  6,868

Subsidiary Activities

         As a federally chartered savings institution, First Federal is permitted by OTS regulations to invest up to 2% of its assets, or $3.3 million at June 30, 1998, in the stock of, or loans to, service corporation subsidiaries. In July 1995, First Federal organized a service corporation subsidiary, Wood Service Corp., Inc., which offers financial planning services and related products, including mutual funds and annuities, through an agreement with a third party. As of June 30, 1998, First Federal's investment in Wood Service Corp., Inc. was $12,256. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

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

         All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, as reported in the association's latest quarterly thrift financial report. First Federal's OTS assessment for the fiscal year ended June 30, 1998 was $48,630.

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

         First Federal's permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, First Federal's lending limit under this restriction was $2.1 million. At June 30, 1998, the Bank had one loan relationship with an outstanding balance to any one borrower (or related entities) in excess of this amount. The principal balance for this relationship was approximately $2.1 million at June 30, 1998. The Bank was in compliance with its loans-to-one-borrower limitation at August 1, 1998, after principal repayments were made on its largest loan for July and income of the Bank for July increased the loans-to-one-borrower limitation. The Bank may discontinue, adjust or create new lending programs to respond to its needs and to competitive factors.

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

         Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998 the Bank had no intangible assets subject to these tests.

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

         At June 30, 1998, First Federal had tangible capital of $13.9 million, or 8.47% of adjusted total assets, which is approximately $11.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period), and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, First Federal had no intangibles which were subject to these tests.

         At June 30, 1998, First Federal had core capital equal to $13.9 million, or 8.47% of adjusted total assets, which is $9.0 million above the minimum leverage ratio requirement of 3% in effect on that date.

         The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1998, First Federal had $622,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio (these items were excluded on a sliding scale through June 30, 1994, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. First Federal had no such exclusions from capital and assets at June 30, 1998.

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

         OTS regulations also require that savings associations with more than normal interest rate risk exposure deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total risk-based capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. At the present time, the proposal is not expected to have a material impact on the Association.

         On June 30, 1998, First Federal had total risk-based capital of $14.5 million (including $13.9 million in core capital and $622,000 in qualifying supplementary capital) and risk-weighted assets of $107.7 million (including no converted off-balance sheet assets); or total capital of 13.45% of risk-weighted assets. This amount was $5.9 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Association may have a substantial adverse effect on its operations and profitability.

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

         Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, First Federal was in compliance with the requirement, with an overall liquid asset ratio of 15.48%.

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

         Qualified Thrift Lender Test. All savings associations, including First Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1998, First Federal met the test and has always met the test since its effectiveness.

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

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, First Federal may be required to devote additional funds for investment and lending in its local community. First Federal was examined for CRA compliance as of November 4, 1996 and received a rating of satisfactory.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, First Federal was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

         As a member, First Federal is required to purchase and maintain stock in the FHLB of Cincinnati. At June 30, 1998, First Federal had $1.5 million in FHLB stock, which was in compliance with this requirement. In past years, First Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 6.52% and were 7.25% for fiscal year 1998.

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

         For the year ended June 30, 1998, dividends paid by the FHLB of Cincinnati to First Federal totaled $104,528, which constitute a $9,771 increase over the amount of dividends received in fiscal year 1997. The $26,768 dividend received for the quarter ended June 30, 1998 reflects an annualized rate of 7.25% which was the same rate paid for the quarter ended June 30, 1997.

Federal and State Taxation

         Savings associations such as the Bank, that meet certain conditions prescribed by the Code, are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction was computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, small thrifts such as the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for tax years beginning after December 31, 1987. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. At June 30, 1998, the Bank had approximately $631,000 in bad debt reserves subject to recapture for federal income tax purposes. The deferred tax liability related to the recapture has been previously established so there will be no effect on future net income.

         In addition to the regular income tax, corporations, including savings associations such as the Company generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         A portion of the Bank's reserves for losses on loans may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the portion of the Bank's reserves subject to this treatment for tax purposes totaled approximately $2.3 million.

         The Company and the Bank filed consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company has been audited by the IRS, or the statute of limitations for assessment has closed, with respect to federal income tax returns through June 30, 1994. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         Ohio Taxation. The Bank conducts its business in Ohio and consequently is subject to the Ohio corporate franchise tax. A financial institution subject to the Ohio corporate franchise tax levied by the Ohio Revised Code pays a tax equal to 0.014 times its apportioned net worth. The apportionment factor consists of a gross receipts factor, determined by reference to the total receipts of the financial institution from all sources, a property factor, determined by reference to the net book value of all loans and fixed assets owned by the financial institution and a payroll factor.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware. The Company also files an Ohio franchise tax return and pays tax on its Ohio taxable income.

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


Executive Officers of the Company and the Bank

         Certain information with respect to the executive officer of the Company and/or the Bank who is not also a director, at June 30, 1998, is set forth below.

         David A. Weaks.  Mr.  Weaks,  age 52, has been a Vice  President of the
Bank since 1975 and Vice President of the Company since its formation in May 1993. His primary responsibilities include overall administration of the Bank's savings and marketing operations, and human resources department. Mr. Weaks also oversees the Bank's liability activities and is responsible for overall supervision of office services and property management for the Bank.

         John H. Bick. Mr. Bick, age 49, is Vice President of Lending and Operations and is also an Executive Officer of the Company. He is responsible for all facets of lending, loan processing and new product development. Mr. Bick began his career in banking at a community bank in Amsterdam, Ohio in 1977. He received his MBA from the Universisity of Steubenville and has taught accounting, financing and other bank related subjects in local colleges for a number of years.

Employees

         At June 30, 1998, the Bank had a total of 49 employees, including 5 part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Item 2.  Description of Property

         The Bank conducts its business at its main office and six other locations in its primary market area. The following table sets forth information relating to each of the Bank's offices as of June 30, 1998.

         The Bank owns all of its offices as of June 30, 1998, except for the Pemberville, Ohio branch, which leases its space in the local IGA. The total net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was $2.4 million. See Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

                                                                             Total
                                                                      Approximate Square      Net Book Value at
                                                    Date Acquired           Footage              June 30, 1998
                                                    -------------           -------              -------------
Location
Main Office:
124 E. Court Street, Bowling Green, Ohio                 1968                10,208                 $153,337

Branch Offices:
601 Superior Street, Rossford, OH                        1976                 2,844                  100,218

125 W. Main Street, Woodville, OH                        1979                 4,458                  141,771

201 S. Main Street, N. Baltimore, OH                     1984                 2,430                  115,754

525 W. Wooster Street, Bowling Green, OH                 1985                   980                   38,553

24215 Front Street, Grand Rapids, OH                     1986                   925                      ---

130/134 E. Court Street(1), Bowling Green, OH            1980                 2,850                      ---

------------------

     (1) The property the Bank owns at 130/134 E. Court Street, Bowling Green, Ohio, was purchased for future development. It currently contains an older frame house built in the 1880s and a small one-story brick office building. Both of these structures have been fully depreciated. The property is rented, with current gross income of $1,125 per month. The Bank also owns land for future development at 525 W. Wooster Street, Bowling Green, Ohio, 629 W/S Boundary, Perrysburg, Ohio, and SR 20, Perrysburg, Ohio.

         First Federal believes that its current facilities, while adequate to meet its present needs, are not adequate to meet its needs in the foreseeable future. The Bank is considering alternatives to expand its facilities. The Bank has purchased land located behind and adjacent to its 525 West Wooster Street office. First Federal is currently considering construction of a new branch. The Bank also acquired two parcels of land in Perrysburg, Ohio for possible branch offices and opened an office in Pemberville, Ohio in July 1997. The Pemberville location is a leased office inside a grocery store.

         The Bank maintains an outside service bureau for depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1998 was approximately $188,020.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information provided under the captions "Dividends" and "Market Information" on page 49 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis and Selected Financial data

         Pages 2 through 17 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1998, is incorporated by reference in this Annual Report on Form 10-KSB as Exhibit 13.

Annual Report Section                                    Pages in Annual Report
---------------------                                    ----------------------

Report of Independent Auditors                                    18

Consolidated Balance Sheets
(June 30, 1998 and 1997)                                          19

Consolidated Statements of Income
(Years Ended June 30, 1998, 1997 and 1996)                        20

Consolidated Statements of Changes in
Shareholders' Equity (Years Ended
June 30, 1998, 1997, and 1996)                                 21-23

Consolidated Statements of Cash Flows
(Years Ended June 30, 1998, 1997, and 1996)                    24-25

Notes to Consolidated Financial Statements                     26-48

All schedules are omitted as the required information is not applicable or is contained in the notes to the consolidated financial statements.

         With the exception of the aforementioned information, the Corporation's Annual Report to Stockholders for the year ended June 30, 1998 is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of fiscal year.

Executive Officers

         Information regarding the business experience of each executive officer of the Company and/or the Bank who is not also a director contained in Part I of this Form 10-KSB is incorporated herein by reference.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

         (a)  Exhibits
                                                                  Reference to
                                                                  Prior Filing
                                                                   or Exhibit
  Regulation                                                         Number
  S-K Exhibit                                                       Attached
    Number                    Document                               Hereto
    ------                    --------                               ------
      2      Plan of acquisition, reorganization,                     None
             arrangement, liquidation, or succession

      3(a)   Articles of Incorporation                                 *

      3(b)   By-Laws                                                   *

      4      Instruments defining the rights of                        *
             security holders, including debentures

      9      Voting Trust Agreement                                   None

     10      Material Contracts

             (a) 1993 Stock Option and Incentive Plan                  *
             (b) Recognition and Retention Plan                        *
             (c) Employment Agreements                                 *

     11      Statement re:  computation of per share earnings         None

     12      Statement re:  computation of ratios                 Not required

     13      Annual Report to Security Holders                         13

     16      Letter on change in certifying accountants               None

     18      Letter on change in accounting principles                None

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

     (b)  Reports on Form 8-K

         During the quarter ended June 30, 1998, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WOOD BANCORP, INC.



Date:   September ___, 1998                By:  /s/ Richard L. Gordley
                                                ----------------------
                                                Richard L. Gordley
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Richard L. Gordley                    /s/ David L. Nagel
----------------------                    ------------------
Richard L. Gordley, President,            David L. Nagel, Executive Vice
Chief Executive Officer and               President, Chief Financial Officer,
 Director (Principal Executive            Secretary and Director (Principal
 and Operating Officer)                    Financial and Accounting Officer)


Date:  September ____, 1998               Date:   September ____, 1998



/s/ Robert E. Spitler                     /s/ Michael A. Miesle
---------------------                     ---------------------
Robert E. Spitler                         Michael A. Miesle, Director
Chairman of the Board


Date:  September ____, 1998               Date:   September ____, 1998


/s/ Dale L. Myers                         /s/ Randal R. Huber
-----------------                         -------------------
Dale L. Myers, Director                   Randal R. Huber, Director


Date:  September ____, 1998               Date:  September ____, 1998

                                Index to Exhibits






 Exhibit
 Number
 ------


  13              Annual Report to Security Holders

  21              Subsidiaries of the Registrant

  23              Consent of Crowe, Chizek and Company

  27              Financial Data Schedule