Form 10QSB
period 1998-09-30
WOOD BANCORP INC
filed 1998-11-13
CIK 906346

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1998

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


             Class:                            Outstanding at October 31, 1998
Common stock, $0.01 par value                      2,690,561 common shares

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                                    FORM 10-Q
                          Quarter ended September, 1998


                                      INDEX




PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

      Consolidated Balance Sheets ..............................................

      Consolidated Statements of Income and Comprehensive Income................

      Consolidated Statements of Cash Flows ....................................

      Notes to Consolidated Financial Statements ...............................


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations.................................

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............

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

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

SIGNATURES .....................................................................

                              WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION

                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)


                                                                       September 30,        June 30,
                                                                            1998              1998
                                                                      -------------      -------------
ASSETS
     Cash and due from banks ....................................     $   2,502,715      $   4,786,582
     Federal funds sold .........................................           720,000            400,000
                                                                      -------------      -------------
         Cash and cash equivalents ..............................         3,222,715          5,186,582
     Interest-bearing deposits in other financial institutions ..         3,314,529            731,398
     Securities available for sale ..............................        10,151,148         10,928,948
     Mortgage-backed securities available for sale ..............         7,905,151          8,234,190
     Loans, net .................................................       136,612,529        135,617,811
     Office properties and equipment, net .......................         2,449,014          2,433,618
     Federal Home Loan Bank stock ...............................         1,535,100          1,507,600
     Accrued interest receivable ................................           936,632            847,379
     Other assets ...............................................           712,554            662,119
                                                                      -------------      -------------

              Total assets ......................................     $ 166,839,372      $ 166,149,645
                                                                      =============      =============

LIABILITIES
     Deposits $ .................................................       130,330,242      $ 130,086,695
     Federal Home Loan Bank advances ............................        11,562,769         11,922,708
     Accrued interest payable ...................................           153,965            143,758
     Other liabilities ..........................................         1,655,399          1,445,505
                                                                      -------------      -------------
         Total liabilities ......................................       143,702,375        143,598,666

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding
     Common stock, $.01 par value, 5,000,000 shares authorized,
       3,107,065 shares issued at September 30, 1998 and
       June 30, 1998 ............................................            31,071             31,071
     Additional paid-in capital .................................        11,499,911         11,412,177
     Retained earnings-substantially restricted .................        14,666,444         14,294,514
     Treasury stock at cost 416,502 shares at September 30, 1998;
       438,313 shares at June 30, 1998 ..........................        (2,932,193)        (3,033,704)
     Unearned employee stock ownership plan shares ..............          (198,442)          (198,442)
     Unearned recognition and retention plan shares .............           (14,063)           (15,234)
     Net unrealized gain on available for sale securities,
       net of tax ...............................................            84,269             60,597
                                                                      -------------      -------------
         Total shareholders' equity .............................        23,136,997         22,550,979
                                                                      -------------      -------------

              Total liabilities and shareholders' equity ........     $ 166,839,372      $ 166,149,645
                                                                      =============      =============

                 See accompanying notes to financial statements.

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                     (Unaudited)

                                                            Three Months Ended
                                                               September 30,
                                                        ---------------------------
                                                            1998            1997
                                                        -----------     -----------
Interest income
     Loans ........................................     $ 3,035,073     $ 2,983,511
     Investment securities ........................         167,988         212,355
     Mortgage-backed and related securities .......         126,039         141,168
     Other ........................................          81,770          51,784
                                                        -----------     -----------
         Total interest income ....................       3,410,870       3,388,818
Interest expense
     Deposits .....................................       1,418,489       1,337,538
     FHLB borrowings ..............................         175,669         321,024
     Other ........................................           5,581           2,355
                                                        -----------     -----------
         Total interest expense ...................       1,599,739       1,660,917
                                                        -----------     -----------

Net interest income ...............................       1,811,131       1,727,901
Provision for loan losses .........................          30,000          30,000
                                                        -----------     -----------
Net Interest income after provision for loan losses       1,781,131       1,697,901

Noninterest income
     Service charges ..............................          86,402          81,854
     Net gains from sale of loans .................         221,899          96,129
     Security gains ...............................            --            13,226
     Other ........................................          33,325          30,754
                                                        -----------     -----------
         Total noninterest income .................         341,626         221,963
Noninterest expense
     Salaries and benefits ........................         639,669         546,775
     Occupancy and equipment ......................         118,696          90,941
     Data processing ..............................         116,823          88,957
     Insurance expense ............................          29,772          30,309
     Franchise taxes ..............................          55,098          51,224
     Advertising and promotional expense ..........          34,157          41,953
     Other ........................................         130,074         108,104
                                                        -----------     -----------
         Total noninterest expense ................       1,124,289         958,263
                                                        -----------     -----------

             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                     (Unaudited)
                                     (continued)

                                                            Three Months Ended
                                                               September 30,
                                                        ---------------------------
                                                            1998            1997
                                                        -----------     -----------
Income before income tax ..........................         998,468         961,601
Provision for income tax ..........................         369,875         350,050
                                                        -----------     -----------

Net income ........................................     $   628,593     $   611,551
Other comprehensive income, net of tax
     Unrealized gain on available for sale
       securities arising during the period .......          23,672          70,155
     Reclassification for realized amount .........            --            (8,729)
                                                        -----------     -----------
Comprehensive income ..............................     $   652,265     $   672,977
                                                        ===========     ===========

Basic earnings per common share ...................     $       .24     $       .24
                                                        ===========     ===========
Diluted earnings per common share .................     $       .23     $       .22
                                                        ===========     ===========

                See accompanying notes to financial statements.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                                   Three Months Ended
                                                                      September 30,
                                                              ------------------------------
                                                                 1998               1997
                                                              ------------      ------------
Cash flows from operating activities
     Net income .........................................     $    628,593      $    611,551
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ...................................           51,868            29,858
         Provision for loan losses ......................           30,000            30,000
         Net accretion ..................................          (36,148)          (48,411)
         Gain on loan sales .............................         (221,899)          (96,129)
         Proceeds from sale of loans ....................       11,342,960         5,679,265
         Loans originated for sale ......................      (11,233,395)       (5,583,136)
         FHLB stock dividends ...........................          (27,500)          (25,600)
         Amortization of mortgage servicing rights ......           24,297             6,445
         RRP compensation expense .......................            1,171             5,388
         ESOP expense ...................................          113,992            76,142
         Change in
              Interest receivable .......................          (89,253)          (21,577)
              Other assets ..............................           37,602           (89,696)
              Other liabilities .........................          171,441          (121,219)
              Interest payable ..........................           10,207              (645)
              Deferred loan fees ........................           16,392             5,858
                                                              ------------      ------------
                  Net cash from operating activities ....          820,328           458,094

Cash flows from investing activities
     Net change in interest-bearing deposits in
       other financial institutions .....................       (2,583,131)         (632,940)
     Securities available for sale
         Purchases ......................................         (299,550)         (700,000)
         Proceeds from principal payments on mortgage-
           backed securities ............................          278,404           138,089
         Proceeds from calls and maturities .............        1,200,000         2,850,000
     Net increase in loans ..............................       (1,041,110)       (4,763,066)
     Properties and equipment expenditures ..............          (67,264)           (5,223)
                                                              ------------      ------------
         Net cash used in investing activities ..........       (2,512,651)       (3,113,140)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                         (Continued)


                                                                    Three Months Ended
                                                                       September 30,
                                                              ------------------------------
                                                                  1998               1997
                                                              -----------        -----------
Cash flows from financing activities
     Net change in deposits ...........................       $   243,547        $ 2,932,692
     Proceeds from FHLB borrowings ....................              --            1,000,000
     Repayment of FHLB borrowings .....................          (359,939)        (1,749,500)
     Proceeds from issuance of stock ..................            77,647               --
     Cash dividends paid ..............................          (232,799)          (213,484)
                                                              -----------        -----------
         Net cash from financing activities ...........          (271,544)         1,969,708
                                                              -----------        -----------

Net change in cash and cash equivalents ...............        (1,963,867)          (685,338)

Cash and cash equivalents at beginning of period ......         5,186,582          2,914,578
                                                              -----------        -----------

Cash and cash equivalents at end of period ............       $ 3,222,715        $ 2,229,240
                                                              ===========        ===========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest .....................................       $ 1,589,532        $ 1,661,562
         Taxes ........................................              --                 --


                See accompanying notes to financial statements.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at September 30, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ from current estimates. Areas involving the use of management's estimates and assumptions which are particularly subject to change include the allowance for loan losses, the realization of deferred tax assets, fair value of financial instruments and status of contingencies.

Income tax expense is the sum of current-year income of tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to this amount expected to be realized. The provision for income taxes is based on the effective tax rate expected to be applicable for the entire year.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and diluted earnings per common share are computed under a new accounting standard effective beginning with the quarter ended December 31, 1997. All prior earnings per common share amounts have been restated to be comparable. Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. On June 18, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1996. On July 1, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1997. On January 5, 1998, the Board of Directors declared a five-for-four stock split effected in the form of a 25% stock dividend payable on January 29, 1998. Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share data have been retroactively adjusted to reflect the stock splits.

Certain items in the prior year interim financial statements have been reclassified to correspond with the current year presentation.

On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement, but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 did not have a significant impact on the Company.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, although such entities may elect to follow the full disclosure requirements of SFAS No. 132. SFAS No. 132 is effective for fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                                       Three months ended
                                                          September 30,
                                                   ----------------------------
                                                      1998              1997
                                                   -----------      -----------
Basic Earnings Per Common Share
    Numerator
      Net income .............................     $   628,593      $   611,551
                                                   ===========      ===========
    Denominator
      Weighted average common shares
        outstanding ..........................       2,680,148        2,648,233
      Less:  Average unallocated ESOP shares .         (46,289)         (74,679)
      Less:  Average nonvested RRP shares ....          (1,688)          (4,221)
                                                   -----------      -----------
      Weighted average common shares
        outstanding for basis earnings per
        common share .........................       2,632,171        2,569,333
                                                   ===========      ===========

    Basic earnings per common share ..........     $       .24      $       .24
                                                   ===========      ===========

                                                        Three months ended
                                                             September 30,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Diluted Earnings Per Common Share
    Numerator
      Net income ...............................      $  628,593      $  611,551
                                                      ==========      ==========
    Denominator
      Weighted average common shares
        outstanding for basic earnings per
        common share ...........................       2,632,171       2,569,333
      Add:  Dilutive effects of average
       nonvested RRP shares ....................           1,177           3,049
      Add:  Dilutive effects of assumed
        exercises of stock options .............         138,980         149,495
                                                      ----------      ----------
      Weighted average common shares
        and dilutive potential common
        shares outstanding .....................       2,772,328       2,721,877
                                                      ==========      ==========

    Diluted earnings per common share ..........      $      .23      $      .22
                                                      ==========      ==========

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------


NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses and estimated fair values of securities at September 30, 1998 and June 30, 1998 are as follows:

                                                  ------------------------September 30, 1998-----------------------
                                                                         Gross          Gross           Estimated
                                                       Amortized      Unrealized     Unrealized           Fair
                                                         Cost            Gains         Losses             Value
                                                  ---------------    ------------   ------------   ----------------
Available for sale
      U.S. Treasury securities                    $       623,837    $    186,763                  $        810,600
      U.S. Government agencies                          6,301,409          30,533   $      6,572          6,325,370
      Mutual funds and equity
        securities                                      2,911,141          12,627         82,985          2,840,783
      Municipal bonds                                     175,540                          1,145            174,395
                                                  ---------------    ------------   ------------   ----------------
                                                       10,011,927         229,923         90,702         10,151,148
      Mortgage-backed securities                        7,916,691          36,833         48,373          7,905,151
                                                  ---------------    ------------   ------------   ----------------
      Total securities
        available for sale                        $    17,928,618    $    266,756   $    139,075   $     18,056,299
                                                  ===============    ============   ============   ================

                                                  ---------------------------June 30, 1998-------------------------
                                                                         Gross         Gross            Estimated
                                                      Amortized       Unrealized    Unrealized            Fair
                                                        Cost             Gains        Losses              Value
                                                  ---------------    ------------   ------------   ----------------
Available for sale
      U.S. Treasury securities                    $       606,158    $    159,742                  $        765,900
      U.S. Government agencies                          7,199,395          14,510   $     41,729          7,172,176
      Mutual funds and equity
        securities                                      2,894,447           4,035         79,659          2,818,823
      Municipal bonds                                     172,049                                           172,049
                                                  ---------------    ------------   ------------   ----------------
                                                       10,872,049         178,287        121,388         10,928,948
      Mortgage-backed securities                        8,199,276         104,007         69,093          8,234,190
                                                  ---------------    ------------   ------------   ----------------

      Total  securities
        available for sale                        $    19,071,325    $    282,294   $    190,481   $     19,163,138
                                                  ===============    ============   ============   ================

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------


NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at September 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Amortized           Estimated
                                                                            Cost             Fair Value
                                                                      ---------------    ----------------
        Available for sale
              Due in one year or less                                  $     1,000,000    $        996,000
              Due after one year through five years                          2,699,716           2,887,664
              Due after five years through ten years                         3,401,070           3,426,701
                                                                       ---------------    ----------------
                                                                             7,100,786           7,310,365
              Mortgage-backed securities                                     7,916,691           7,905,151
              Mutual funds and equity securities                             2,911,141           2,840,783
                                                                       ---------------    ----------------

                                                                       $    17,928,618    $     18,056,299
                                                                       ===============    ================

Securities with carrying values of $1,254,000 at September 30, 1998 and $1,527,000 at June 30, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------

NOTE 4 - LOANS

Loans receivable are summarized below:

                                                                          September 30,           June 30,
                                                                              1998                  1998
                                                                       -----------------     -----------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one- to four- family residences                    $      85,530,050     $      87,923,561
         Secured by other properties                                          10,745,115            10,578,260
         Construction                                                         10,872,705             6,403,535
         Home equity                                                          11,121,396            10,679,082
                                                                       -----------------     -----------------
                                                                             118,269,266           115,584,438
      Less:
         Loans in process                                                      6,865,137             4,105,037
         Net deferred loan origination fees                                      211,738               195,346
                                                                       -----------------     -----------------
             Total real estate mortgage loans                                111,192,391           111,284,055
Consumer and other loans
      Principal balances
         Automobile                                                            7,409,854             7,666,776
         Commercial                                                           11,104,394            10,463,418
         Other                                                                 7,580,714             6,857,912
                                                                       -----------------     -----------------
             Total consumer and other loans                                   26,094,962            24,988,106
                                                                       -----------------     -----------------
                                                                             137,287,353           136,272,161
Allowance for loan losses                                                        674,824               654,350
                                                                       -----------------     -----------------

Loans, net                                                             $     136,612,529     $     135,617,811
                                                                       =================     =================

Activity in the allowance for losses on loans for the three months ended September 30, 1998 and 1997 are as follows:

                                                     Three months ended
                                                        September 30,
                                               ------------------------------
                                                    1998              1997
                                               ------------      ------------
         Balance at beginning of period        $    654,350      $    575,985
         Provision for loan losses                   30,000            30,000
         Recoveries                                     833               168
         Charge-offs                                (10,359)           (9,460)
                                               ------------      ------------
         Balance at end of period              $    674,824      $    596,693
                                               ============      ============

Impaired loans were insignificant at September 30, 1998 and June 30, 1998 and during the three months ended September 30, 1998 and 1997.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Quarter Ended September 30, 1998
--------------------------------------------------------------------------------

NOTE 5 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Various contingent liabilities are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit and interest-rate risk more than the amounts reported in the financial statements.

Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans. The amount of collateral obtained, if deemed necessary, on extension of credit is based upon management's credit evaluation and generally consists of residential or commercial real estate.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

As of September 30, 1998 and June 30, 1998, variable rate commitments to make loans or fund outstanding lines of credit amounted to approximately $11,534,000 and $12,313,000, respectively, and fixed rate commitments amounted to $2,748,000 and $3,789,000, respectively. The interest rates on variable rate commitments ranged from 6.25% to 12.00% and interest rates on fixed rate commitments ranged from 6.00% to 15.00% at September 30, 1998. The interest rates on variable rate commitments ranged from 6.50% to 12.00% and interest rates on fixed rate commitments ranged from 6.25% to 15.00% at June 30, 1998. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at September 30, 1998 to June 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FINANCIAL CONDITION

Total  assets grew  $690,000,  or 0.4%,  from  $166,149,000  at June 30, 1998 to
$166,839,000 at September 30, 1998. The growth is attributable to increases in loans and interest bearing deposits in other financial institutions, partially offset by decreases to cash and cash equivalents and securities available for sale.

Cash and cash equivalents decreased $1,964,000 from $5,187,000 at June 30, 1998 to $3,223,000 at September 30, 1998. Interest-bearing deposits in other financial institutions increased $2,583,000 from $731,000 at June 30, 1998 to $3,314,000 at September 30, 1998.

Securities available for sale decreased $778,000, or 7.1%, from $10,929,000 at June 30, 1998 to $10,151,000 at September 30, 1998. The decrease was primarily due to $1,200,000 in calls and maturities, offset by $300,000 in purchases. The proceeds were used primarily to fund new loans.

At September 30, 1998, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The Company does not anticipate the need to sell these securities even though they could be sold based upon their available for sale classification. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 3 in the interim financial statements.

Loans receivable increased $995,000, or 0.7%, from $135,618,000 at June 30, 1998 to $136,613,000 at September 30, 1998. Fixed-rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed-rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. To mitigate the interest rate risk associated with loans held for sale, management obtains fixed secondary market purchase commitments for these loans. Increases in loans receivable were funded primarily by decreases in cash and cash equivalents and proceeds from calls and maturities of securities available for sale, as well as funds from increased customer deposits.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (Continued)

FHLB stock, accrued interest receivable, and other assets remained relatively constant from June 30, 1998 to September 30, 1998.

Deposits  increased  $243,000,  or 0.2%,  from  $130,087,000 at June 30, 1998 to
$130,330,000 at September 30, 1998. The Bank used the period's deposit growth to pay down advances from the FHLB. FHLB advances decreased $360,000 during the period, bringing the total balance from $11,923,000 at June 30,1998 to $11,563,000 at September 30, 1998.

RESULTS OF OPERATIONS

Net income increased $17,000, or 2.8%, from $612,000 for the three months ended September 30, 1997 to $629,000 for the same period in 1998. The increase was primarily due to increase in net interest income and noninterest income being offset by an increase in noninterest expense.

Net interest income increased $83,000, or 4.8%, during the three months ended September 30, 1998, as compared to the same period in 1997. The increase was primarily due to an increase in average loans during the 1998 period as compared to the 1997 period and having a lower cost of funding due to the growth in deposits replacing FHLB borrowings.

The provision for loan losses was $30,000 for the three months ended September 30, 1998 and 1997. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately 0.49% of loans, net of deferred loan origination fees as of September 30, 1998, compared to 0.44% at September 30, 1997. Management believes the allowance for loan losses is adequate to absorb reasonably foreseeable inherent losses in the loan portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income increased $120,000 for the three ended September 30, 1998, as compared to the same period in 1997. The increase was primarily due to an $126,000 increase in loan sale gains for the three months ended September 30, 1998, as compared to the same period in 1997. The increase in loan sale gains was due to increased volume of fixed-rate loans originated during the current low interest rate environment which were sold on the secondary market.

Noninterest expense increased $166,000, or 17.3% for the three months ended September 30, 1998, compared to the same period in 1997, primarily due to increases in salaries and benefits expense and data processing expense. Salaries and employee benefits increased primarily due to the impact the Company's stock price increase had on the ESOP, the addition of loan production personnel and annual salary reviews. Data processing expense increased due to additional services and restructuring of telephone line charges.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

The Company's federal income tax expense was $370,000 and $350,000 for the three-month periods ended September 30, 1998 and 1997. The increase was primarily due to the increase in pretax income.

LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At
September 30, 1998, First Federal complied with this requirement with a liquidity ratio of 15.67%. Management considers this liquidity position adequate to meet its expected needs.

CAPITAL RESOURCES

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective action regulations require to be considered adequately capitalized. The Bank was in compliance with its regulatory capital requirements at September 30, 1998:

               Tangible Capital to          Tier 1 Capital to        Tier 1 Capital to           Total Capital to
              Adjusted Total Assets       Adjusted Total Assets     Risk-Weighted Assets       Risk-Weighted Assets
               Amount         %             Amount         %          Amount         %          Amount        %
              --------      ----          ---------      ----        --------      -----       ---------    -----
Actual        $ 14,690      8.97%         $  14,690      8.97%       $ 14,690      13.82%      $  15,343    14.44%
Required         2,457      1.50              6,551      4.00           4,251       4.00           8,502     8.00
              --------      ----          ---------      ----        --------      -----       ---------    -----
Excess        $ 12,233      7.47%         $   8,139      4.97%       $ 10,439       9.82%      $   6,841     6.44%
              ========      ====          =========      ====        ========      =====       =========    =====

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 ISSUE

The Company's lending and deposit activities are almost entirely dependent on computer systems which process and record transactions, although the Company can effectively operate with manual systems for brief periods when its electronic systems malfunction or cannot be accessed. Management is prepared to hire temporary help to complete manual processes or to be utilized as couriers should the need arise. The Company uses the services of a nationally recognized data processing service bureau that specializes in data processing for financial institutions. In addition to its basic operating activities, the Company's facilities and infrastructure, such as security systems and communications equipment, are dependent to varying degrees on computer systems.

The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Company's operating systems, facilities and infrastructure. In 1997, the Company began a comprehensive review of identifying any Year 2000 related problems that may be experienced by its computer operated or dependent systems. The Company has contacted the companies that supply or service the Company's computer operated or dependent systems to obtain confirmation that each system that is material to the operations of the Company is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to the Company or disruption of the Company's operations. If, by the end of 1998, any of the Company's suppliers or servicers are unable to certify Year 2000 compliance with respect to any systems, the failure of which would have a material adverse effect on the Company's operations, financial condition or results, the Company would then have sufficient time to identify and contract with suppliers and servicers who are able to certify Year 2000 compliance. The expense of such a change in suppliers or servicers is not expected to be material to the Company.

In addition to possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. The Company has contacted all commercial loan customers informing them of the year 2000 problems. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Company's primary market area is not significantly dependent on one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow. At this time, however, the expense that may be incurred by the Company in connection with Year 2000 issues is not expected to be material.

                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


Asset/Liability Management

The Company's asset/liability management strategy emphasizes the retention of adjustable rate loans and mortgage-backed securities in its portfolio in order to reduce the effective maturity of its assets. In addition, the Bank originates other loans, specifically consumer and commercial loans, with shorter terms to maturity or which reprice more frequently than do long-term fixed rate mortgage loans, yet provide a positive margin over the Company's cost of funds. Under the Bank's current policy, virtually all fixed rate mortgage loans are sold in the secondary market. At September 30, 1998 and June 30, 1998, fixed rate loans totaled $31.8 million, or 22.0% and $28.7 million, or 20.4% of the Company's gross loan portfolio. At such dates, adjustable rate loans totaled $112.6 million, or 78.0% and $111.9 million, or 79.6%, of the Company's gross loan portfolio.

As part of its effort to monitor and manage interest rate risk, the Bank uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations. Although the Bank is not currently subject to NPV regulation because such regulation does not apply to institutions with less than $300 million in assets and risk-based capital in excess of 12%, application of NPV methodology may illustrate the Bank's interest rate risk.

Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from a theoretical basis point (1 basis point equals 0.01%) change in market interest rates. The OTS considers an institution to be subject to interest-rate risk if the NPV would decrease by more than 2% of the present value of the institution's assets with either an increase or a decrease in market rates.

At June 30, 1998,the most recent date as of which the Bank's NPV information is available, 2% of the present value of the Bank's assets was $3,368,000. The interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $284,000 at June 30, 1998, which was less than 2% of the present value of the Bank's assets.

First Federal's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates.
Presented below, as of June 30, 1998 is an OTS analysis of First Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Bank policy limits. OTS assumptions are used in calculating the amounts in this table.

                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

--------------------------------------------------------------------------------


           Changes in                                  Actual at June 30, 1998
         Interest Rates          Bank Limit              As Measured by OTS
         (Basis Points)           % Change            $ Change       % Change
         --------------           --------            --------       --------
                                                      (Dollars in thousands)

              +300                   60%           $   (1,272)          (6.89)%
              +200                   40                  (284)          (1.54)
              +100                   15                   175            0.95
                 0                    0                   ---             ---
              -100                   15                  (123)          (0.67)
              -200                   40                  (194)          (1.05)
              -300                   60                   180            0.98


Management has structured its assets and liabilities to attempt to lessen exposure to interest rate risk. In case of a 300 basis point change in interest rates, First Federal would experience a 0.98% increase in NPV in a declining interest rate environment and a 6.89% decrease in a rising interest-rate environment. During periods of rising interest rates, the value of monetary assets and monetary liabilities generally decline. Conversely, during periods of falling interest rates, the value of monetary assets and liabilities generally increase. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising interest rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific interest rate decrease may not equal the amount of value decrease under an identical interest rate increase).

In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in case of an interest rate increase. Therefore, the actual effect of changing interest rates may differ from that presented in the foregoing table.

                                    FORM 10-Q
                        Quarter ended September 30, 1998
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1 -       Legal Proceedings:
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               On October 20, 1998, the Annual Meeting of the Stockholders of the Company was held. The following members of the Board of Directors of the Company were reelected by the votes set forth below for terms expiring in 2001:

                                            FOR                        WITHHELD
                                            ----                       --------
               Michael A. Miesle          2,179,455                      10,138
               Robert E. Spitler          2,176,502                      13,091

               These other matters submitted to the Stockholders, for which the following votes were cast:

               1. The ratification of the appointment of Crowe, Chizek and Company LLP as the Company's auditors for the fiscal year ending June 30, 1999.

                            FOR                AGAINST              ABSTAIN
                            ---                -------              -------
                          2,179,809             5,779                4,005

Item 5 -       Other Information:
               There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

               (a)    Exhibit Number                       Exhibit
                      --------------                       -------
                           27                     Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

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

                                            WOOD BANCORP INC.
                                            -----------------
                                               (Registrant)




Date:    November 9, 1998                /s/ Richard L. Gordley
                                         ----------------------
                                         Richard L. Gordley
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date:    November 9, 1998                /s/ David L. Nagel
                                         ------------------
                                         David L. Nagel
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)