Form 10-Q
period 1998-12-31
WOOD BANCORP INC
filed 1999-02-12
CIK 906346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to _________

                         Commission File Number 0-22034

                               WOOD BANCORP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

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

                                 (419) 352-3502
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes    [ X ]      No    [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class:                               Outstanding at February 5, 1999
Common stock, $0.01 par value                      2,853,874 common shares

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                                    FORM 10-Q
                          Quarter ended December, 1998


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

Item 4.   Submission of Matters to a Vote of Security Holders...................

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

SIGNATURES .....................................................................

                                            WOOD BANCORP, INC.
                                      ITEM 1. FINANCIAL INFORMATION
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                         December 31,        June 30,
                                                                             1998              1998
                                                                        -------------      -------------
ASSETS
     Cash and due from banks ......................................     $   8,117,884      $   4,786,582
     Interest-bearing deposits in other financial institutions ....         2,334,267            632,398
     Federal funds sold ...........................................         2,012,000            400,000
                                                                        -------------      -------------
         Cash and cash equivalents ................................        12,464,151          5,818,980
     Interest-bearing time deposits in other financial institutions            99,000             99,000
     Securities available for sale ................................         7,290,789         10,928,948
     Mortgage-backed securities available for sale ................        10,337,654          8,234,190
     Loans, net ...................................................       136,089,044        135,617,811
     Office properties and equipment, net .........................         2,645,663          2,433,618
     Federal Home Loan Bank stock .................................         1,562,100          1,507,600
     Accrued interest receivable ..................................           808,565            847,379
     Other assets .................................................           753,586            662,119
                                                                        -------------      -------------

              Total assets ........................................     $ 172,050,552      $ 166,149,645
                                                                        =============      =============
LIABILITIES
     Deposits .....................................................     $ 134,844,428      $ 130,086,695
     Federal Home Loan Bank advances ..............................        11,515,076         11,922,708
     Accrued interest payable .....................................           147,235            143,758
     Other liabilities ............................................         1,408,731          1,445,505
                                                                        -------------      -------------
         Total liabilities ........................................       147,915,470        143,598,666

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding
     Common stock, $.01 par value, 5,000,000 shares authorized,
       3,107,065 shares issued at December 31, 1998 and
       June 30, 1998 ..............................................            31,071             31,071
     Additional paid-in capital ...................................        11,577,139         11,412,177
     Retained earnings-substantially restricted ...................        14,891,212         14,294,514
     Treasury stock at cost 275,098 shares at December 31, 1998;
       438,313 shares at June 30, 1998 ............................        (2,199,336)        (3,033,704)
     Unearned employee stock ownership plan shares ................          (198,442)          (198,442)
     Unearned recognition and retention plan shares ...............           (12,891)           (15,234)
     Net unrealized gain on available for sale securities,
       net of tax .................................................            46,329             60,597
                                                                        -------------      -------------
         Total shareholders' equity ...............................        24,135,082         22,550,979
                                                                        -------------      -------------

              Total liabilities and shareholders' equity ..........     $ 172,050,552      $ 166,149,645
                                                                        =============      =============

See accompanying notes to financial statements.

                                             WOOD BANCORP, INC.
                                       ITEM 1. FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                (Unaudited)


                                                  Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                             ----------------------------     ----------------------------
                                                 1998             1997            1998             1997
                                             -----------      -----------     -----------      -----------
Interest income
     Loans .............................     $ 3,041,514      $ 3,015,926     $ 6,076,587      $ 5,999,437
     Securities ........................         105,233          193,043         273,221          405,398
     Mortgage-backed and related
        securities .....................         138,298          143,392         264,337          284,560
     Other .............................         134,196           60,153         215,966          111,937
                                             -----------      -----------     -----------      -----------
         Total interest income .........       3,419,241        3,412,514       6,830,111        6,801,332
Interest expense
     Deposits ..........................       1,412,338        1,382,051       2,830,827        2,719,589
     FHLB borrowings ...................         171,159          272,531         346,828          593,555
     Other .............................           5,323            1,333          10,904            3,688
                                             -----------      -----------     -----------      -----------
         Total interest expense ........       1,588,820        1,655,915       3,188,559        3,316,832
                                             -----------      -----------     -----------      -----------

Net interest income ....................       1,830,421        1,756,599       3,641,552        3,484,500
Provision for loan losses ..............          30,000           30,000          60,000           60,000
                                             -----------      -----------     -----------      -----------
Net Interest income after
     provision for loan losses .........       1,800,421        1,726,599       3,581,552        3,424,500

Noninterest income
     Service charges ...................          93,497           79,985         179,899          161,839
     Net gains from sale of loans ......         298,630          119,115         520,529          215,244
     Security gains ....................            --               --              --             13,226
     Other .............................          23,975           35,739          57,300           66,493
                                             -----------      -----------     -----------      -----------
         Total noninterest income ......         416,102          234,839         757,728          456,802
Noninterest expense
     Salaries and benefits .............         630,358          593,455       1,270,027        1,140,230
     Occupancy and equipment ...........         119,179          102,053         237,875          192,994
     Data processing ...................         115,970           92,385         232,793          181,342
     Insurance expense .................          29,416           27,105          59,188           57,414
     Franchise taxes ...................          71,758           51,223         126,856          102,447
     Advertising and promotional expense          31,623           42,628          65,780           84,581
     Other .............................         149,228          128,356         279,302          236,460
                                             -----------      -----------     -----------      -----------
         Total noninterest expense .....       1,147,532        1,037,205       2,271,821        1,995,468
                                             -----------      -----------     -----------      -----------

                                             WOOD BANCORP, INC.
                                       ITEM 1. FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                (Unaudited)
                                                (continued)


                                                  Three Months Ended               Six Months Ended
                                                      December 31,                    December 31,
                                             ----------------------------     ----------------------------
                                                 1998             1997            1998             1997
                                             -----------      -----------     -----------      -----------
Income before income tax ...............       1,068,991          924,233       2,067,459        1,885,834
Provision for income tax ...............         388,480          345,635         758,355          695,685
                                             -----------      -----------     -----------      -----------
Net income .............................         680,511          578,598       1,309,104        1,190,149
Other comprehensive income, net of tax .         (37,940)          83,201         (14,268)         144,627
                                             -----------      -----------     -----------      -----------
Comprehensive income ...................     $   642,571      $   661,799     $ 1,294,836      $ 1,334,776
                                             ===========      ===========     ===========      ===========

Basic earnings per common share ........     $       .25      $       .22     $       .49      $       .46
                                             ===========      ===========     ===========      ===========
Diluted earnings per common share ......     $       .25      $       .21     $       .48      $       .44
                                             ===========      ===========     ===========      ===========

See accompanying notes to financial statements.

                                       WOOD BANCORP, INC.
                                 ITEM 1. FINANCIAL INFORMATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                          Six Months Ended
                                                                           December 31,
                                                                ------------------------------
                                                                      1998              1997
                                                                ------------      ------------
Cash flows from operating activities
     Net income ...........................................     $  1,309,104      $  1,190,149
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation .....................................          105,182            60,108
         Provision for loan losses ........................           60,000            60,000
         Net accretion ....................................          (69,000)          (84,022)
         Net gain on sales of securities available for sale             --             (13,226)
         Net gain from sale of loans ......................         (520,529)         (215,244)
         Proceeds from sale of loans ......................       25,665,716        11,885,123
         Loans originated for sale ........................      (25,399,179)      (11,794,401)
         FHLB stock dividends .............................          (54,500)          (51,700)
         Amortization of mortgage servicing rights ........           65,611            15,228
         RRP compensation expense .........................            2,343            10,776
         ESOP expense .....................................          215,477           220,868
         Change in
              Interest receivable .........................           38,814            (5,769)
              Other assets ................................           96,914            50,233
              Other liabilities ...........................          (79,938)         (343,429)
              Interest payable ............................            3,477           (28,967)
              Deferred loan fees ..........................            6,146               114
                                                                ------------      ------------
                  Net cash from operating activities ......        1,445,638           955,841

Cash flows from investing activities
     Net change in interest-bearing deposits in
       other financial institutions .......................             --           1,171,541
     Securities available for sale
         Purchases ........................................       (4,634,922)         (700,000)
         Proceeds from principal payments on mortgage-
           backed securities ..............................          701,999           364,822
         Proceeds from calls and maturities ...............        5,515,000         3,500,000
     Net increase in loans ................................         (537,379)       (5,379,477)
     Properties and equipment expenditures ................         (317,227)          (62,499)
                                                                ------------      ------------
         Net cash from investing activities ...............          727,471        (1,105,613)

See accompanying notes to financial statements.

                                       WOOD BANCORP, INC.
                                 ITEM 1. FINANCIAL INFORMATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                          (Unaudited)



                                                                       Six Months Ended
                                                                         December 31,
                                                              --------------------------------
                                                                   1998                1997
                                                              ------------        ------------
Cash flows from financing activities
     Net change in deposits ...........................       $  4,757,733        $  6,716,659
     Proceeds from FHLB borrowings ....................               --             1,860,391
     Repayment of FHLB borrowings .....................           (407,632)         (6,799,758)
     Proceeds from issuance of stock, net .............            592,109                (793)
     Cash dividends paid ..............................           (470,148)           (416,627)
                                                              ------------        ------------
         Net cash from financing activities ...........          4,472,062           1,359,872
                                                              ------------        ------------

Net change in cash and cash equivalents ...............          6,645,171           1,210,100
Cash and cash equivalents at beginning of period ......          5,818,980           2,914,578
                                                              ------------        ------------

Cash and cash equivalents at end of period ............       $ 12,464,151        $  4,124,678
                                                              ============        ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest .....................................       $  3,185,082        $  3,345,799
         Taxes ........................................            720,000             690,000

See accompanying notes to financial statements.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at December 31, 1998, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 consolidated financial statements and notes thereto of the Company for the year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Future results could differ from current estimates. Areas involving the use of management's estimates and assumptions, which are particularly subject to change, include the allowance for loan losses, the realization of deferred tax assets, fair value of financial instruments and status of contingencies.

Income tax expense is the sum of current-year income of tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to this amount expected to be realized. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

Certain items in the prior year interim financial statements have been reclassified to correspond with the current year presentation.

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Recognition and retention plan ("RRP") is considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. On June 18, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1996. On July 1, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1997. On January 5, 1998, the Board of Directors declared a five-for-four stock split effected in the form of a 25% stock dividend payable on January 29, 1998. Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share data have been retroactively adjusted to reflect the stock splits.

The Company adopted on July 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate components of equity. The accounting standard that requires reporting comprehensive income first applies for fiscal years beginning after December 15, 1997 with prior information restated to be comparable.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard significantly changes the way public business enterprises report information about operating segments in annual financial statements, and requires those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Standard requires significantly more information be disclosed for each reportable segment than is presently being reported in annual financial statements. The Standard also requires selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 did not have a significant impact on the Company. NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Non-public companies are subject to reduced disclosure requirements, although such entities may elect to follow the full disclosure requirements of SFAS No. 132. SFAS No. 132 is effective for fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

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

SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading. Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS 134 will be effective on January 1, 1999 and is not expected to have a significant impact on the Company's financial statements.

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

                                                       Three months ended                 Six months ended
                                                           December 31,                     December 31,
                                                 ----------------------------      ----------------------------
                                                      1998            1997             1998             1997
                                                 -----------      -----------      -----------      -----------
Basic Earnings Per Common Share
    Numerator
      Net income ...........................     $   680,511      $   578,598      $ 1,309,104      $ 1,190,149
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding ........................       2,753,905        2,656,785        2,717,027        2,650,946
      Less:  Average unallocated ESOP shares         (42,812)         (70,986)         (46,218)         (74,578)
      Less:  Average nonvested RRP shares ..          (1,617)          (8,405)          (1,688)         (11,143)
                                                 -----------      -----------      -----------      -----------
      Weighted average common shares
        outstanding for basis earnings per
        common share .......................       2,709,476        2,577,394        2,669,121        2,565,225
                                                 ===========      ===========      ===========      ===========

    Basic earnings per common share ........     $       .25      $       .22      $       .49      $       .46
                                                 ===========      ===========      ===========      ===========
                                                       Three months ended                 Six months ended
                                                           December 31,                     December 31,
                                                 ----------------------------      ----------------------------
                                                      1998            1997             1998             1997
                                                 -----------      -----------      -----------      -----------
Diluted Earnings Per Common Share
    Numerator
      Net income ...........................     $   680,511      $   578,598      $ 1,309,104      $ 1,190,149
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding for basic earnings per
        common share .......................       2,709,476        2,577,394        2,669,121        2,565,225
      Add:  Dilutive effects of average
       nonvested RRP shares ................             460            4,928              512            6,738
      Add:  Dilutive effects of assumed
        exercises of stock options .........          38,948          153,011           39,703          148,862
                                                 -----------      -----------      -----------      -----------

      Weighted average common shares
        and dilutive potential common
        shares outstanding .................       2,748,884        2,735,333        2,709,336        2,720,825
                                                 ===========      ===========      ===========      ===========

    Diluted earnings per common share ......     $       .25      $       .21      $       .48      $       .44
                                                 ===========      ===========      ===========      ===========

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998


NOTE 3 - SECURITIES

Securities at December 31, 1998 and June 30, 1998 are as follows:

                                                  -------------------------December 31, 1998-----------------------
                                                                         Gross          Gross           Estimated
                                                       Amortized      Unrealized     Unrealized           Fair
                                                         Cost            Gains         Losses             Value
                                                  ---------------    ------------   ------------   ----------------
Available for sale
      U.S. Treasury securities                    $       641,997    $    163,347   $         --   $        805,344
      U.S. Government agencies                          3,487,351          14,598        (30,919)         3,471,030
      Mutual funds and equity
        securities                                      2,928,851          10,479        (99,310)         2,840,020
      Municipal bonds                                     179,092              --         (4,697)           174,395
                                                  ---------------    ------------   ------------   ----------------
                                                        7,237,291         188,424       (134,926)         7,290,789
      Mortgage-backed securities                       10,320,957          95,431        (78,734)        10,337,654
                                                  ---------------    ------------   ------------   ----------------

      Total securities
        available for sale                        $    17,558,248    $    283,855   $   (213,660)  $     17,628,443
                                                  ===============    ============   ============   ================


                                                  ---------------------------June 30, 1998-------------------------
                                                                         Gross         Gross            Estimated
                                                      Amortized       Unrealized    Unrealized            Fair
                                                        Cost             Gains        Losses              Value
                                                  ---------------    ------------   ------------   ----------------
Available for sale
      U.S. Treasury securities                    $       606,158    $    159,742   $         --   $        765,900
      U.S. Government agencies                          7,199,395          14,510        (41,729)         7,172,176
      Mutual funds and equity
        securities                                      2,894,447           4,035        (79,659)         2,818,823
      Municipal bonds                                     172,049              --             --            172,049
                                                  ---------------    ------------   ------------   ----------------
                                                       10,872,049         178,287       (121,388)        10,928,948
      Mortgage-backed securities                        8,199,276         104,007        (69,093)         8,234,190
                                                  ---------------    ------------   -------------  ----------------

      Total  securities
        available for sale                        $    19,071,325    $    282,294   $   (190,481)  $     19,163,138
                                                  ===============    ============   ============   ================

                                  WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998


NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized        Estimated
                                                                Cost           Fair Value
                                                         ---------------    ----------------
        Available for sale
              Due in one year or less                    $       250,000    $        246,000
              Due after one year through five years            2,071,495           2,203,832
              Due after five years through ten years           1,986,945           2,000,937
                                                         ---------------    ----------------
                                                               4,308,440           4,450,769
              Mortgage-backed securities                      10,320,957          10,337,654
              Mutual funds and equity securities               2,928,851           2,840,020
                                                         ---------------    ----------------

                                                         $    17,558,248    $     17,628,443
                                                         ===============    ================

Securities with carrying values of $1,247,000 at December 31, 1998 and $1,527,000 at June 30, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law.

                                 WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

NOTE 4 - LOANS

Loans were as follows:

                                                                   December 31,       June 30,
                                                                       1998             1998
                                                                 ------------      ------------
Real estate mortgage loans (principally conventional)
      Principal balances
         Secured by one- to four- family residences .......      $ 82,122,476      $ 87,923,561
         Secured by other properties ......................        12,004,951        10,578,260
         Construction .....................................         9,843,611         6,403,535
         Home equity ......................................        10,767,309        10,679,082
                                                                 ------------      ------------
                                                                  114,738,347       115,584,438
      Less:
         Loans in process .................................         3,872,351         4,105,037
         Net deferred loan origination fees ...............           201,492           195,346
                                                                 ------------      ------------
             Total real estate mortgage loans .............       110,664,504       111,284,055
Consumer and other loans
      Principal balances
         Automobile .......................................         6,976,924         7,666,776
         Commercial .......................................        11,498,426        10,463,418
         Other ............................................         7,637,394         6,857,912
                                                                 ------------      ------------
             Total consumer and other loans ...............        26,112,744        24,988,106
                                                                 ------------      ------------
                                                                  136,777,248       136,272,161
Allowance for loan losses .................................           688,204           654,350
                                                                 ------------      ------------

Loans, net ................................................      $136,089,044      $135,617,811
                                                                 ============      ============

Activity in the allowance for losses on loans for the three and six-month periods ended December 31, 1998 and 1997 was as follows:

                                                     Three months ended                Six months ended
                                                        December 31,                     December 31,
                                                 ----------------------------     ---------------------------
                                                    1998              1997           1998              1997
                                                 -------------   ------------     -------------   ------------
         Balance at beginning of period          $    674,824    $    596,693     $    654,350    $    575,985
         Provision for loan losses                     30,000          30,000           60,000          60,000
         Recoveries                                     1,500           5,238            2,333           5,406
         Charge-offs                                  (18,120)        (27,397)         (28,479)        (36,857)
                                                 -------------   ------------     -------------   ------------

         Balance at end of period                $    688,204    $    604,534     $    688,204    $    604,534
                                                 ============    ============     ============    ============

                                WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

Impaired loans were insignificant at December 31, 1998 and June 30, 1998 and during the six months ended December 31, 1998 and 1997.

NOTE 5 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE- SHEET RISK

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

As of December 31, 1998 and June 30, 1998, variable rate commitments to make loans or fund outstanding lines of credit amounted to approximately $10,825,000 and $12,313,000, respectively, and fixed rate commitments amounted to $2,755,000 and $3,789,000, respectively. The interest rates on variable rate commitments ranged from 6.50% to 12.00% and interest rates on fixed rate commitments ranged from 5.875% to 15.00% at December 31, 1998. The interest rates on variable rate commitments ranged from 6.50% to 12.00% and interest rates on fixed rate commitments ranged from 6.25% to 15.00% at June 30, 1998. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

                               WOOD BANCORP
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Quarter Ended December 31, 1998

NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                          Three Months Ended                Six Months Ended
                                                             December 31,                     December 31,
                                                    ------------------------------   ------------------------------
                                                          1998            1997             1998            1997
                                                    -------------    -------------   -------------   --------------
Unrealized holding gains and losses on
  available-for-sale securities                     $     (57,486)   $     126,058   $     (21,618)  $      232,352
Less reclassification adjustments for (gains)
  and losses later recognized in income                        --               --              --          (13,226)
                                                    -------------    -------------   -------------   --------------
Net unrealized gains and losses                           (57,486)         126,058         (21,618)         219,126
Tax effect                                                 19,546          (42,857)          7,350          (74,499)
                                                    -------------    -------------   -------------   --------------

Other comprehensive income                          $     (37,940) $        83,201   $     (14,268)  $      144,627
                                                    =============  ===============   =============   ==============


NOTE 7 - PENDING AFFILIATION

In December 1998, the Company signed a definitive agreement with Sky Financial Group ("Sky"), whereby the Company will affiliate with Sky. The merger provides for an exchange ratio of .7315 Sky common shares for each of the issued and outstanding shares of the Company's common stock. It is anticipated that the transaction will be accounted for under the pooling of interest's method of accounting. The merger is expected to be completed during the fourth quarter of the Company's 1999 fiscal year end following approval of regulators and the Company's shareholders.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at December 31, 1998 to June 30, 1998 and the results of operations for the three months and six months ended December 31, 1998 and 1997. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FINANCIAL CONDITION

Total assets grew  $5,901,000,  or 3.6%,  from  $166,150,000 at June 30, 1998 to
$172,051,000 at December 31, 1998. The growth is attributable to increases in loans, mortgaged-backed securities available for sale and cash and cash equivalents, partially offset by a decrease in securities available for sale.

Cash and cash equivalents increased $6,645,000 from $5,819,000 at June 30, 1998 to $12,464,000 at December 31, 1998, due to an increase in deposits and a decrease in securities available for sale.

Securities available for sale decreased $3,638,000, or 33.3%, from $10,929,000 at June 30, 1998 to $7,291,000 at December 31, 1998. The decrease was primarily due to $5,515,000 in calls and maturities, partially offset by $1,800,000 in purchases.

At December 31, 1998, the Company's mortgage-backed securities portfolio which is classified as available for sale was comprised primarily of agency issued adjustable rate securities. The Company does not anticipate the need to sell these securities although they could be sold based upon their available for sale classification. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 3 in the interim financial statements. The portfolio increased by $2,103,000 from June 30, 1998 to December 31, 1998. The Company purchased $2,814,000 in variable-rate mortgaged-backed securities to offset the lack of demand for adjustable rate loans.

Loans receivable increased $471,000, or 0.3%, from $135,618,000 at June 30, 1998 to $136,089,000 at December 31, 1998. Fixed-rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed-rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. To mitigate the interest rate risk associated with loans held for sale, management obtains fixed secondary market purchase commitments for these loans.

FHLB stock, accrued interest receivable, and other assets remained relatively constant from June 30, 1998 to December 31, 1998. Office properties and equipment, net of accumulated depreciation increased $212,000 due to construction of a new branch in Perrysburg, Ohio.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (Continued)

Deposits  increased  $4,758,000,  or 3.7%, from $130,087,000 at June 30, 1998 to
$134,844,000 at December 31, 1998. The Bank used the period's deposit growth to pay down advances from the FHLB. FHLB advances decreased $408,000 during the period, bringing the total balance from $11,923,000 at June 30,1998 to $11,515,000 at December 31, 1998.


RESULTS OF OPERATIONS

Net income increased $102,000, or 17.6%, from $579,000 for the three months ended December 31, 1997 to $681,000 for the same period in 1998. The increase was primarily due to an increase in net interest income and noninterest income being partially offset by an increase in noninterest expense.

Net income increased $119,000, or 10.0%, from $1,190,149 for the six months ended December 31, 1997 to $1,309,000 for the same period in 1998. The increase was primarily due to an increase in net interest income and noninterest income being offset be an increase in noninterest expense.

Net interest income increased $74,000, or 4.2%, during the three-month period and 157,000, or 4.5% during the six-month period ended December 31, 1998, as compared to the same periods in 1997. The increases were primarily due to increases in average loans during the 1998 periods as compared to the 1997 periods, experiencing a shift in loan categories from real estate mortgage loans to consumer and other loans which generally earn a higher yield and having a lower cost of funding due to the growth in deposits replacing FHLB borrowings.

The provision for loan losses was $30,000 for the three-month periods and $60,000 for the six-month periods ended December 31, 1998 and 1997. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately 0.50% of loans, net of deferred loan origination fees as of December 31, 1998, compared to 0.44% at December 31, 1997. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income increased $181,000 and $301,000 for the three- and six-month periods ended December 31, 1998, as compared to the same periods in 1997. The increase was primarily due to an $180,000 and $305,000 increase in loan sale gains for the three- and six-month periods ended December 31, 1998, as compared to the same periods in 1997. The increase in loan sale gains was due to increased volume of fixed-rate loans originated during the current low interest rate environment which were sold on the secondary market.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (Continued)

Noninterest expense increased $110,000, or 10.6% for the three months ended December 31, 1998, compared to the same period in 1997, primarily due to increases in salaries and benefits expense and data processing expense. Salaries and employee benefits increased primarily due to the impact the Company's stock price increase had on the ESOP, the addition of loan production personnel and annual salary reviews. Data processing expense increased due to additional services and restructuring of telephone line charges.

Noninterest expense increased $276,000, or 13.8%, for the six months ended December 31, 1998 compared to the same period in 1997. The increase was primarily due to the same reasons discussed above.

The Company's federal income tax expense was $388,000 and $346,000 for the three-month periods ended December 31, 1998 and 1997, respectively and $758,000 and $696,000 for the six-month periods ended December 31, 1998 and 1997, respectively. The increase was primarily due to the increase in pretax income.


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 1998, First Federal complied with this requirement with a liquidity ratio of 9.8%. Management considers this liquidity position adequate to meet its expected needs.


CAPITAL RESOURCES

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective action regulations require to be considered adequately capitalized. The Bank was in compliance with its regulatory capital requirements at December 31, 1998:

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Tangible Capital to          Tier 1 Capital to        Tier 1 Capital to           Total Capital to
              Adjusted Total Assets       Adjusted Total Assets     Risk-Weighted Assets       Risk-Weighted Assets
               Amount         %             Amount         %          Amount         %          Amount        %
              --------      ----          ---------      ----        --------      -----       ---------    -----
Actual        $ 15,478      9.12%         $  15,478      9.12%       $ 15,478      14.34%      $  16,136    14.95%
Required         2,546      1.50              6,790      4.00           4,318       4.00           8,637     8.00
              --------      ----          ---------      ----        --------      -----       ---------    -----
Excess        $ 12,932      7.62%         $   8,688      5.12%       $ 11,160      10.34%      $   7,499     6.95%
              ========      ====          =========      ====        ========      =====       =========    =====


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

The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Company's operating systems, facilities and infrastructure. In 1997, the Company began a comprehensive review of identifying any Year 2000 related problems that may be experienced by its computer operated or dependent systems. The Company has contacted the companies that supply or service the Company's computer operated or dependent systems to obtain confirmation that each system that is material to the operations of the Company is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to the Company or disruption of the Company's operations. At December 31, 1998, the Company was not aware of any suppliers or servicers that were unable to certify Year 2000 compliance with respect to any systems, the failure of which would have a material adverse effect on the Company's operations, financial condition or results. Additionally, the Company has completed its first ten week testing period with its main data service provider and encountered only one Year 2000 problem. This error is in process of being corrected.

                              WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 ISSUE (Continued)

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


                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

-ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management strategy emphasizes the retention of adjustable rate loans and mortgage-backed securities in its portfolio in order to reduce the effective maturity of its assets. In addition, the Bank originates other loans, specifically consumer and commercial loans, with shorter terms to maturity or which reprice more frequently than do long-term fixed rate mortgage loans, yet provide a positive margin over the Company's cost of funds. Under the Bank's current policy, virtually all fixed rate mortgage loans are sold in the secondary market. At December 31, 1998 and June 30, 1998, fixed rate loans totaled $32.8 million, or 23.7% and $28.7 million, or 20.4% of the Company's gross loan portfolio. At such dates, adjustable rate loans totaled $103.8 million, or 76.3% and $111.9 million, or 79.6%, of the Company's gross loan portfolio.

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

                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

At September 30, 1998, the most recent date as of which the Bank's NPV information is available, 2% of the present value of the Bank's assets was $3,341,000. The interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $536,000 at September 30, 1998, which was less than 2% of the present value of the Bank's assets.

The Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. Presented below, as of September 30, 1998 is an OTS analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Bank policy limits. OTS assumptions are used in calculating the amounts in this table.

                                                 Actual at September 30, 1998
           Changes in                                  As Measured by OTS
         Interest Rates        Bank Limit              Net Portfolio Value
         (Basis Points)         % Change            $ Change       % Change
         --------------         --------            --------       --------
                                                    (Dollars in thousands)

              +300                 60%           $      181            1.06%
              +200                 40                   536            3.12%
              +100                 15                   305            1.78%
                 0                  0                     0               0
              -100                 15                  (106)          (0.62)%
              -200                 40                   220            1.28%
              -300                 60                 1,089            6.34%

Management has structured its assets and liabilities to attempt to lessen exposure to interest rate risk. In case of a 300 basis point change in interest rates, First Federal would experience a 6.34% increase in NPV in a declining interest rate environment and a 1.06% increase in a rising interest-rate environment. During periods of rising interest rates, the value of monetary assets and monetary liabilities generally decline. Conversely, during periods of falling interest rates, the value of monetary assets and liabilities generally increase. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising interest rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific interest rate decrease may not equal the amount of value decrease under an identical interest rate increase).

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

                               WOOD BANCORP, INC.
                           PART II - OTHER INFORMATION



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

Item 5 -       Other Information:
               In December 1998, the Company signed a definitive agreement with Sky Financial Group ("Sky"), whereby the Company will affiliate with Sky. The merger provides for an exchange ratio of .7315 Sky common shares for each of the issued and outstanding shares of the Company's common stock. It is anticipated that the transaction will be accounted for under the pooling of interests method of accounting. The merger is expected to be completed during the fourth quarter of the Company's 1999 fiscal year end following approval of regulators and the Company's shareholders.

Item 6 - Exhibits and Reports on Form 8-K:
               (a)    Exhibit Number                             Exhibit
                      --------------                             -------
                              27                     Financial Data Schedule (1)

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WOOD BANCORP, INC.
                                       (Registrant)




Date:    February 11, 1998             /s/ Richard L. Gordley
                                       ----------------------
                                       Richard L. Gordley
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:    February 11, 1998             /s/ David L. Nagel
                                       ------------------
                                       David L. Nagel
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                               WOOD BANCORP, INC.



                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER                   DESCRIPTION
      ------                   -----------


        27               Financial Data Schedule