Form 10-Q
period 1999-03-31
WOOD BANCORP INC
filed 1999-05-13
CIK 906346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

             Class:                                Outstanding at May 10, 1999
Common stock, $0.01 par value                         2,871,664 common shares

                               WOOD BANCORP, INC.
                                    FORM 10-Q
                          Quarter ended March 31, 1999


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

Item 5.   Other Information.....................................................

Item 6.   Exhibits and Reports on Form 8-K......................................

SIGNATURES .....................................................................

                                            WOOD BANCORP, INC.
                                      ITEM 1. FINANCIAL INFORMATION
                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)

                                                                            March 31,          June 30,
                                                                              1999               1998
                                                                        -------------      -------------
ASSETS
     Cash and due from banks ......................................     $   7,594,712      $   4,786,582
     Interest-bearing deposits in other financial institutions ....         2,166,405            632,398
     Federal funds sold ...........................................           332,000            400,000
                                                                        -------------      -------------
         Cash and cash equivalents ................................        10,093,117          5,818,980
     Interest-bearing time deposits in other financial institutions            99,000             99,000
     Securities available for sale ................................         7,802,641         10,928,948
     Mortgage-backed securities available for sale ................         9,784,144          8,234,190
     Loans, net ...................................................       136,399,122        135,617,811
     Properties and equipment, net ................................         2,613,143          2,433,618
     Federal Home Loan Bank stock .................................         1,589,000          1,507,600
     Accrued interest receivable ..................................           856,287            847,379
     Other assets .................................................         1,034,449            662,119
                                                                        -------------      -------------

              Total assets ........................................     $ 170,270,903      $ 166,149,645
                                                                        =============      =============
LIABILITIES
     Deposits .....................................................     $ 134,501,738      $ 130,086,695
     Federal Home Loan Bank advances ..............................         9,466,653         11,922,708
     Accrued interest payable .....................................           149,414            143,758
     Other liabilities ............................................         1,483,291          1,445,505
                                                                        -------------      -------------
         Total liabilities ........................................       145,601,096        143,598,666

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, 500,000 shares authorized, no shares issued or outstanding
     Common stock, $.01 par value, 5,000,000 shares authorized,
       3,107,065 shares issued at March 31, 1999 and June 30, 1998             31,071             31,071
     Additional paid-in capital ...................................        11,680,087         11,412,177
     Retained earnings - substantially restricted .................        15,207,826         14,294,514
     Treasury stock, at cost; 248,441 shares at March 31, 1999 and
       438,313 shares at June 30, 1998 ............................        (2,020,524)        (3,033,704)
     Unearned employee stock ownership plan shares ................          (198,442)          (198,442)
     Unearned recognition and retention plan shares ...............           (11,719)           (15,234)
     Net unrealized gain (loss) on available for sale securities,
       net of tax .................................................           (18,492)            60,597
                                                                        -------------      -------------
         Total shareholders' equity ...............................        24,669,807         22,550,979
                                                                        -------------      -------------

              Total liabilities and shareholders' equity ..........     $ 170,270,903      $ 166,149,645
                                                                        =============      =============

          See accompanying notes to consolidated financial statements.

                                             WOOD BANCORP, INC.
                                        ITEM 1. FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                 (Unaudited)


                                                Three Months Ended                   Nine Months Ended
                                                     March 31,                            March 31,
                                         ------------------------------      ------------------------------
                                              1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
Interest income
     Loans .........................     $  2,971,858      $  3,001,101      $  9,048,445      $  9,000,538
     Securities ....................          112,102           172,401           385,323           577,799
     Mortgage-backed and related
       securities ..................          143,924           139,926           408,261           424,486
     Other .........................          111,436            66,075           327,402           178,012
                                         ------------      ------------      ------------      ------------
         Total interest income .....        3,339,320         3,379,503        10,169,431        10,180,835

Interest expense
     Deposits ......................        1,358,991         1,388,665         4,189,818         4,108,255
     FHLB borrowings ...............          144,743           209,112           491,571           802,667
     Other .........................            4,265             3,630            15,169             7,316
                                         ------------      ------------      ------------      ------------
         Total interest expense ....        1,507,999         1,601,407         4,696,558         4,918,238
                                         ------------      ------------      ------------      ------------

Net interest income ................        1,831,321         1,778,096         5,472,873         5,262,597

Provision for loan losses ..........           30,000            30,000            90,000            90,000
                                         ------------      ------------      ------------      ------------

Net interest income after
   provision for loan losses .......        1,801,321         1,748,096         5,382,873         5,172,597

Noninterest income
     Service charges ...............           81,339            74,075           261,238           235,914
     Net gain on sale of loans .....          210,738           173,958           731,267           389,202
     Net realized gain on calls of
       securities available for sale           13,055              --              13,055            13,226
     Other .........................           33,024            24,450            90,324            90,942
                                         ------------      ------------      ------------      ------------
         Total noninterest income ..          338,156           272,483         1,095,884           729,284

                                             WOOD BANCORP, INC.
                                        ITEM 1. FINANCIAL INFORMATION
                         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                 (Unaudited)
                                                (continued)


                                                Three Months Ended                   Nine Months Ended
                                                     March 31,                            March 31,
                                         ------------------------------      ------------------------------
                                              1999              1998              1999              1998
                                         ------------      ------------      ------------      ------------
Noninterest expense
     Salaries and benefits .........          613,814           635,845         1,883,841         1,776,074
     Occupancy and equipment .......          120,560           103,328           358,435           296,322
     Data processing ...............          114,780           108,714           347,573           290,056
     Insurance expense .............           30,750            25,978            89,938            83,392
     Franchise taxes ...............           51,174            56,638           178,030           159,085
     Advertising ...................           19,771            32,415            85,551           116,996
     Other .........................           95,978           117,651           375,280           354,111
                                         ------------      ------------      ------------      ------------
         Total noninterest expense .        1,046,827         1,080,569         3,318,648         3,076,036
                                         ------------      ------------      ------------      ------------

Income before income tax ...........        1,092,650           940,010         3,160,109         2,825,845
Income tax expense .................          408,830           362,890         1,167,185         1,058,575
                                         ------------      ------------      ------------      ------------

Net income .........................          683,820           577,120         1,992,924         1,767,270

Other comprehensive income, net
  of tax ...........................          (64,821)          (26,478)          (79,089)          118,149
                                         ------------      ------------      ------------      ------------

Comprehensive income ...............     $    618,999      $    550,642      $  1,913,835      $  1,885,419
                                         ============      ============      ============      ============

Basic earnings per common share ....     $        .24      $        .22      $        .73      $        .68
                                         ============      ============      ============      ============

Diluted earnings per common share ..     $        .24      $        .21      $        .73      $        .64
                                         ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                                           WOOD BANCORP, INC.
                                     ITEM 1. FINANCIAL INFORMATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                            Nine Months Ended March 31,
                                                                              1999              1998
                                                                         ------------      ------------
Cash flows from operating activities
     Net income ....................................................     $  1,992,924      $  1,767,270
     Adjustments to reconcile net income to net cash from
       operating activities
         Depreciation ..............................................          155,147            94,596
         Provision for loan losses .................................           90,000            90,000
         Net accretion .............................................         (102,951)          (50,734)
         Net realized gain on calls of securities available for sale          (13,055)          (13,226)
         Net gain on sale of loans .................................         (731,267)         (389,202)
         Proceeds from sale of loans ...............................       35,837,823        21,587,619
         Loans originated for sale .................................      (35,461,167)      (21,410,611)
         FHLB stock dividends ......................................          (81,400)          (77,700)
         Amortization of mortgage servicing rights .................           99,433            32,197
         RRP compensation expense ..................................            3,515            14,571
         ESOP expense ..............................................          342,682           364,215
         Change in
              Interest receivable ..................................           (8,908)           (2,147)
              Other assets .........................................         (117,152)         (247,633)
              Other liabilities ....................................            2,101          (249,326)
              Interest payable .....................................            5,656           (25,492)
              Deferred loan fees ...................................           24,957            (5,158)
                                                                         ------------      ------------
                  Net cash from operating activities ...............        2,038,338         1,479,239

Cash flows from investing activities
     Net change in interest-bearing time deposits in other
       financial institutions ......................................             --           1,534,863
     Securities available for sale
         Purchases .................................................       (5,882,109)       (2,055,224)
         Proceeds from principal payments on mortgage-
           backed securities .......................................        1,191,293           563,010
         Proceeds from calls and maturities ........................        6,265,000         6,300,000
     Net increase in loans .........................................         (896,268)       (5,362,148)
     Properties and equipment expenditures .........................         (334,672)         (608,644)
                                                                         ------------      ------------
         Net cash from investing activities ........................          343,244           371,857

Cash flows from financing activities
     Net change in deposits ........................................        4,415,043         8,610,811
     Net change in other borrowed funds ............................             --             250,000
     Proceeds from FHLB borrowings .................................             --           1,682,511
     Repayment of FHLB borrowings ..................................       (2,456,055)      (10,800,787)
     Cash dividends paid ...........................................         (749,441)         (630,998)
     Proceeds from issuance of stock, net ..........................          683,008            64,905
                                                                         ------------      ------------
         Net cash from financing activities ........................        1,892,555          (823,558)
                                                                         ------------      ------------

          See accompanying notes to consolidated financial statements.


                                           WOOD BANCORP, INC.
                                     ITEM 1. FINANCIAL INFORMATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                              (continued)


                                                                            Nine Months Ended March 31,
                                                                              1999              1998
                                                                         ------------      ------------
Net change in cash and cash equivalents ............................        4,274,137         1,027,538

Cash and cash equivalents at beginning of period ...................        5,818,980         2,914,578
                                                                         ------------      ------------

Cash and cash equivalents at end of period .........................     $ 10,093,117      $  3,942,116
                                                                         ============      ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest ..................................................     $  4,690,902      $  4,943,730
         Income taxes ..............................................          720,000           958,000

                See accompanying notes to financial statements.

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wood Bancorp, Inc. ("Company") and its sole subsidiary, First Federal Bank (the "Bank") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and, therefore, do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1998 consolidated financial statements and notes thereto of the Company for the fiscal year ended June 30, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in its 1998 Annual Report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

Income tax expense is the sum of current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to this amount expected to be realized. Income tax expense is based on the effective tax rate expected to be applicable for the entire year.

Certain items in the prior year interim financial statements have been reclassified to correspond with the current year presentation.

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for this calculation. Recognition and retention plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common shares include the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. On June 18, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1996. On July 1, 1997, the Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on July 29, 1997. On January 5, 1998, the Board of Directors declared a five-for-four stock split effected in the form of a 25% stock dividend payable on January 29, 1998. Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. All share and per share data have been retroactively adjusted to reflect the stock splits.

The Company adopted, on July 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity. The accounting standard that requires reporting comprehensive income first applies for fiscal years beginning after December 15, 1997, with prior information restated to be comparable.

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

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," amends the disclosure requirements of previous pension and other postretirement benefit accounting standards by requiring additional disclosures about such plans as well as eliminating some disclosures no longer considered useful. SFAS No. 132 also allows greater aggregation of disclosures for employers with multiple defined benefit plans. Nonpublic companies are subject to reduced disclosure requirements, although such entities may elect to follow the full disclosure requirements of SFAS No. 132. SFAS No. 132 is effective for fiscal 1999 and is not expected to have a significant impact on the Company's financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 does not allow hedging of a security which is classified as held to maturity. Upon adoption of SFAS No. 133, companies may reclassify any security from held to maturity to available for sale if they wish to be able to hedge the security in the future. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 with early adoption encouraged for any fiscal quarter beginning July 1, 1998 or later, with no retroactive application. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the Company's financial statements.

The Company adopted, on January 1, 1999, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 changes the way companies involved in mortgage banking account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 allows any retained mortgage-backed securities after a securitization of mortgage loans held for sale to be classified based on holding intent in accordance with SFAS No. 115 except in cases where the retained mortgage-backed security is committed to be sold before or during the securitization process in which case it must be classified as trading.
Previously, all retained mortgage-backed securities were required to be classified as trading. SFAS No. 134 did not have a significant impact on the Company's financial statements.

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:


                                                       Three Months Ended                Nine Months Ended
                                                           March 31,                           March 31,
                                                 ----------------------------      ----------------------------
                                                     1999             1998             1999             1998
                                                 -----------      -----------      -----------      -----------
Basic Earnings Per Common Share
    Numerator
      Net income ...........................     $   683,820      $   577,120      $ 1,992,924      $ 1,767,270
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding ........................       2,851,394        2,661,799        2,761,163        2,654,487
      Less:  Average unallocated ESOP shares         (35,999)         (60,302)         (42,812)         (60,302)
      Less:  Average nonvested RRP shares ..          (1,477)          (1,969)          (1,617)          (1,969)
                                                 -----------      -----------      -----------      -----------
      Weighted average common shares
        outstanding for basis earnings per
        common share .......................       2,813,918        2,599,528        2,716,734        2,592,216
                                                 ===========      ===========      ===========      ===========

    Basic earnings per common share ........     $       .24      $       .22      $       .73      $       .68
                                                 ===========      ===========      ===========      ===========

Diluted Earnings Per Common Share
    Numerator
      Net income ...........................     $   683,820      $   577,120      $ 1,992,924      $ 1,767,270
                                                 ===========      ===========      ===========      ===========
    Denominator
      Weighted average common shares
        outstanding for basic earnings per
        common share .......................       2,813,918        2,599,528        2,716,734        2,592,216
      Add:  Dilutive effects of average
        nonvested RRP shares ...............             541              784              528              632
      Add:  Dilutive effects of assumed
        exercises of stock options .........          20,611          170,935           19,697          160,596
                                                 -----------      -----------      -----------      -----------
      Weighted average common shares
        and dilutive potential common
        shares outstanding .................       2,835,070        2,771,247        2,736,959        2,753,444
                                                 ===========      ===========      ===========      ===========

    Diluted earnings per common share ......     $       .24      $       .21      $       .73      $       .64
                                                 ===========      ===========      ===========      ===========

                               WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SECURITIES

Securities at March 31, 1999 and June 30, 1998 were as follows:

                                               ----------------------------March 31, 1999--------------------------
                                                                       Gross           Gross           Estimated
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses             Value
                                               ---------------    ------------     ------------    ----------------
Available for sale
     U.S. Treasury securities                  $       660,235    $    145,565     $         --    $        805,800
     U.S. Government agencies                        4,000,461             625          (48,043)          3,953,043
     Mutual funds and equity
       securities                                    2,946,149           7,257          (92,234)          2,861,172
     Municipal bonds                                   182,626              --               --             182,626
                                               ---------------    ------------     ------------    ----------------
                                                     7,789,471         153,447         (140,277)          7,802,641
     Mortgage-backed securities                      9,823,676          46,430          (85,962)          9,784,144
                                               ---------------    ------------     ------------    ----------------

         Total available for sale              $    17,613,147    $    199,877     $   (226,239)   $     17,586,785
                                               ===============    ============     ============    ================


                                               -----------------------------June 30, 1998--------------------------
                                                                       Gross           Gross           Estimated
                                                  Amortized         Unrealized      Unrealized           Fair
                                                    Cost               Gains          Losses             Value
                                               ---------------    ------------     ------------    ----------------
Available for sale
     U.S. Treasury securities                  $       606,158    $    159,742     $         --    $        765,900
     U.S. Government agencies                        7,199,395          14,510          (41,729)          7,172,176
     Mutual funds and equity
       securities                                    2,894,447           4,035          (79,659)          2,818,823
     Municipal bonds                                   172,049              --               --             172,049
                                               ---------------    ------------     ------------    ----------------
                                                    10,872,049         178,287         (121,388)         10,928,948
     Mortgage-backed securities                      8,199,276         104,007          (69,093)          8,234,190
                                               ---------------    ------------     ------------    ----------------

         Total available for sale              $    19,071,325    $    282,294     $   (190,481)   $     19,163,138
                                               ===============    ============     ============    ================

                              WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at March 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Amortized           Estimated
                                                              Cost             Fair Value
                                                         ---------------    ----------------
        Available for sale
              Due after one year through five years      $     2,843,322    $      2,953,032
              Due after five years through ten years           2,000,000           1,988,437
                                                         ---------------    ----------------
                                                               4,843,322           4,941,469
              Mutual funds and equity securities               2,946,149           2,861,172
              Mortgage-backed securities                       9,823,676           9,784,144
                                                         ---------------    ----------------

                                                         $    17,613,147    $     17,586,785
                                                         ===============    ================

Gross gains on securities called prior to maturity totaled $16,953 for the nine months ended March 31, 1999 and $13,226 for the nine months ended March 31, 1998. Gross losses on securities called prior to maturity totaled $3,898 for the nine months ended March 31, 1999.

Securities with carrying values of $1,661,000 at March 31, 1999 and $1,527,000 at June 30, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law.

                              WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - LOANS

Loans were as follows:

                                                                      March 31,            June 30,
                                                                        1999                  1998
                                                                    -------------        -------------
Real estate mortgage loans (principally conventional)
     Secured by one-to-four family residences ...............       $  77,879,854        $  87,923,561
     Secured by other properties ............................          14,605,814           10,578,260
     Construction loans .....................................           8,322,356            6,403,535
     Home equity ............................................          10,610,691           10,679,082
                                                                    -------------        -------------
                                                                      111,418,715          115,584,438
     Loans in process .......................................          (3,007,867)          (4,105,037)
     Net deferred loan origination fees .....................            (220,303)            (195,346)
                                                                    -------------        -------------
         Total real estate mortgage loans ...................         108,190,545          111,284,055
Consumer and other loans
     Automobile .............................................           6,749,841            7,666,776
     Commercial .............................................          15,269,554           10,463,418
     Other ..................................................           6,898,893            6,857,912
                                                                    -------------        -------------
         Total consumer and other loans .....................          28,918,288           24,988,106
                                                                    -------------        -------------
                                                                      137,108,833          136,272,161
Allowance for losses on loans ...............................            (709,711)            (654,350)
                                                                    -------------        -------------

     Loans, net .............................................       $ 136,399,122        $ 135,617,811
                                                                    =============        =============

Activity in the allowance for losses on loans was as follows:

                                                Three Months Ended              Nine Months Ended
                                                     March 31,                       March 31,
                                             -------------------------       -------------------------
                                                1999            1998             1999           1998
                                             ---------       ---------       ---------       ---------
Balance at beginning of period ........      $ 688,204       $ 604,534       $ 654,350       $ 575,985
Provision for loan losses .............         30,000          30,000          90,000          90,000
Recoveries ............................         11,923           5,044          14,256          10,450
Charge-offs ...........................        (20,416)         (8,678)        (48,895)        (45,535)
                                             ---------       ---------       ---------       ---------

Balance at end of period ..............      $ 709,711       $ 630,900       $ 709,711       $ 630,900
                                             =========       =========       =========       =========

                              WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

There were no loans on nonaccrual at March 31, 1999 and June 30, 1998. Accruing loans that were contractually past due 90 days or more totaled $378,000 at March 31, 1999 compared to $239,000 at June 30, 1998. Impaired loans were insignificant at March 31, 1999 and June 30, 1998 and for the three and nine months ended March 31, 1999 and 1998.

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

As of March 31, 1999 and June 30, 1998, variable rate commitments to make loans or fund outstanding lines of credit amounted to approximately $11,593,000 and $12,313,000, respectively, and fixed rate commitments amounted to $3,958,000 and $3,789,000, respectively. The interest rates on variable rate commitments ranged from 6.50% to 11.00% and interest rates on fixed rate commitments ranged from 6.25% to 15.00% at March 31, 1999. The interest rates on variable rate commitments ranged from 6.50% to 12.00% and interest rates on fixed rate commitments ranged from 6.25% to 15.00% at June 30, 1998. Since loan commitments may expire without being used, the amounts do not necessarily represent future cash commitments.

                              WOOD BANCORP, INC.
                          ITEM 1. FINANCIAL INFORMATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                 Three Months Ended            Nine Months Ended
                                                      March 31,                    March 31,
                                             ------------------------      ------------------------
                                                1999          1998           1999            1998
                                             ---------      ---------      ---------      ---------
Unrealized holding gains and losses on
  available-for-sale securities ........     $ (83,502)     $ (40,111)     $(105,120)     $ 192,241
Reclassification adjustments for (gains)
  and losses later recognized in income        (13,055)          --          (13,055)       (13,226)
                                             ---------      ---------      ---------      ---------
Net unrealized gains and losses ........       (96,557)       (40,111)      (118,175)       179,015
Tax effect .............................        31,736         13,633         39,086        (60,866)
                                             ---------      ---------      ---------      ---------

Other comprehensive income .............     $ (64,821)     $ (26,478)     $ (78,089)     $ 118,149
                                             =========      =========      =========      =========

NOTE 7 - PENDING MERGER

In December 1998, the Company signed a definitive agreement with Sky Financial Group, Inc. ("Sky"), whereby the Company will merge with and into Sky, and the Company's subsidiary, First Federal Banc, will merge with and into Sky's subsidiary, Mid Am Bank. The merger provides for an exchange ratio of .7315 Sky common shares for each of the issued and outstanding shares of the Company's common stock. It is anticipated that the transaction will be accounted for under the pooling of interests method of accounting. The merger is expected to be completed in July 1999 following approval of regulators and the Company's shareholders.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the financial condition of Wood Bancorp, Inc. ("Company") and its sole subsidiary First Federal Bank ("First Federal" or the "Bank") at March 31, 1999 to June 30, 1998 and the results of operations for the three months and nine months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


Forward Looking Statements

When used in this discussion or future filings by the Company with the Securities and Exchange Commission, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations except as discussed herein. The Company is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

The Company does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


FINANCIAL CONDITION

Total assets grew  $4,121,000,  or 2.5%,  from  $166,150,000 at June 30, 1998 to
$170,271,000 at March 31, 1999. The growth is attributable to increases in loans, mortgage-backed securities available for sale and cash and cash equivalents, partially offset by a decrease in securities available for sale.

Cash and cash equivalents increased $4,274,000 from $5,819,000 at June 30, 1998 to $10,093,000 at March 31, 1999 due to an increase in deposits and a decrease in securities available for sale.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (Continued)

Securities available for sale decreased $3,126,000, or 28.6%, from $10,929,000 at June 30, 1998 to $7,803,000 at March 31, 1999. The decrease was primarily due to $6,265,000 in calls and maturities, offset by $3,050,000 in purchases.

At March 31, 1999, the Company's mortgage-backed securities portfolio, which is classified as available for sale, was comprised primarily of agency issued adjustable rate securities. The Company does not anticipate the need to sell these securities. Management's strategy emphasizes investment in securities guaranteed by the U.S. government and its agencies in order to minimize credit risk. The investment strategy also includes purchasing variable rate mortgage-backed security products with monthly and annually adjusting interest rates. These securities provide the Company a continued cash flow through principal paydowns and help protect the Company against interest rate risk. See also Note 3 in the interim financial statements. The portfolio increased by $1,550,000 from June 30, 1998 to March 31, 1999.

Loans receivable increased $781,000, or .6%, from $135,618,000 at June 30, 1998 to $136,399,000 at March 31, 1999. Fixed-rate loan originations continue to be sold on the secondary market, which corresponds to the Bank's policy of selling virtually all fixed-rate loan originations in the secondary market, while maintaining variable rate loans in the Bank's portfolio. To mitigate the interest rate risk associated with loans held for sale, management obtains fixed secondary market purchase commitments for these loans.

FHLB stock and accrued interest receivable remained relatively constant from June 30, 1998 to March 31, 1999. Other assets increased $372,000 due to deferred merger expenses.

Properties and equipment, net of accumulated depreciation increased $180,000, or 7.4% primarily due to construction of a new branch in Perrysburg, Ohio.

Deposits  increased  $4,415,000,  or 3.4%, from $130,087,000 at June 30, 1998 to
$134,502,000 at March 31, 1999. The Bank used the period's deposit growth to pay down advances from the FHLB and partially fund loan growth. The excess funds generated from the deposit growth were maintained in cash and cash equivalents to provide the Company with flexibility should loan demand increased. FHLB advances decreased $2,456,000 during the period, bringing the total balance from $11,923,000 at June 30,1998 to $9,467,000 at March 31, 1999.

Treasury  stock  declined  $1,013,000  from  June 30,  1998 to March  31,  1999.
Treasury shares were issued for the exercise of 189,872 stock options which occurred during the nine months ended March 31, 1999.


RESULTS OF OPERATIONS

Net income increased $107,000, or 18.5%, from $577,000 for the three months ended March 31, 1998 to $684,000 for the same period in 1999. The increase was primarily due to increases in net interest income and noninterest income and a decrease in noninterest expense.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income increased $226,000 from $1,767,000 for the nine months ended March 31, 1998 to $1,993,000 for the same period in 1999. The 1999 increase was essentially due to increases in net interest income and noninterest income being partially offset by an increase in noninterest expense.

Net interest income increased $53,000, or 3.0%, during the three months and $210,000, or 4.0%, during the nine months ended March 31, 1999, as compared to the same periods in 1998. The increases were primarily due to experiencing a shift in loan categories from real estate mortgage loans to consumer and other loans which generally earn a higher yield and having a lower cost of funding due to the growth in deposits replacing FHLB borrowings.

The provision for loan losses was $30,000 for the three months and $90,000 for the nine months ended March 31, 1999 and 1998. The provision is based on management's assessment of risk factors affecting the loan portfolio. The allowance for loan losses was approximately .52% of loans, net of deferred loan origination fees, as of March 31, 1999, compared to .46% at March 31, 1998. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio. However, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest income increased $66,000 and $367,000 for the three and nine months ended March 31, 1999, as compared to the same periods in 1998. The increases were primarily due to a $37,000 and $342,000 increase in loan sale gains for the three and nine months ended March 31, 1999, as compared to the same periods in 1998. The increase in loan sale gains was due to increased volume of fixed-rate loans that were sold on the secondary market.

Noninterest expense decreased $34,000, or 3.1%, for the three months ended March 31, 1999, compared to the same period in 1998, primarily due to decreases in salaries and benefits, advertising and other expenses. Salaries and benefits decreased primarily due to the impact that the Company's high stock price had on the ESOP during the three months ended March 31, 1998. As a result of the pending merger with Sky Financial Group, Inc., advertising and other expenses that are more discretionary have been reduced.

Noninterest expense increased $243,000, or 7.9%, for the nine months ended March 31, 1999, compared to the same period in 1998. The increase reflected increases in almost all of the individual noninterest expense categories. Salaries and benefits increased primarily due to the addition of loan production personnel and annual salary reviews. Occupancy and equipment expense increased due to additional depreciation expense associated with upgrading the teller and PC systems. Data processing expense increased due to additional services and restructuring of telephone line charges.

The Company's federal income tax expense was $409,000 and $363,000 for the three months ended March 31, 1999 and 1998 and $1,167,000 and $1,059,000 for the nine months ended March 31, 1999 and 1998. The increases were primarily due to the increase in pretax income.

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

Federally insured banks are required to maintain minimum levels of liquid assets. First Federal is currently required to maintain an average daily balance in liquid assets of at least 4% of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, First Federal complied with this requirement with a liquidity ratio of 18.4%. Management considers this liquidity position adequate to meet its expected needs.


CAPITAL RESOURCES

The Bank is required by regulations to meet certain minimum capital requirements, which must be generally as stringent as the requirements established for commercial banks. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which, for the Bank, consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capitals (which, for the Bank, consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk). The following table indicates that the requirement for core capital is 4.0% because that is the level that the OTS prompt corrective-action regulations require to be considered adequately capitalized. The Bank complied with its regulatory capital requirements at March 31, 1999:

             Tangible Capital to         Tier 1 Capital to         Tier 1 Capital to             Total Capital to
            Adjusted Total Assets       Adjusted Total Assets     Risk-Weighted Assets         Risk-Weighted Assets
            ---------------------       ---------------------     --------------------         --------------------
               Amount      %             Amount           %          Amount         %             Amount       %
              --------    ----          ---------        ----     ---------       -----          ---------   ----
Actual        $ 16,248    9.69%         $  16,248        9.69%    $  16,248       14.67%         $  16,881  15.24%
Required         2,516    1.50              6,708        4.00         4,431        4.00              8,861   8.00
              --------    ----          ---------        ----     ---------       -----          ---------   ----
Excess        $ 13,732    8.19%         $   9,540        5.69%    $  11,817       10.67%         $   8,020   7.24%
              ========    ====          =========        ====     =========       =====          =========   ====

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

                               WOOD BANCORP, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is aware of the potential Year 2000 related problems that may affect the computers that control or operate the Company's operating systems, facilities and infrastructure. In 1997, the Company began a comprehensive review of identifying any Year 2000 related problems that may be experienced by its computer operated or dependent systems. The Company has contacted the companies that supply or service the Company's computer operated or dependent systems to obtain confirmation that each system that is material to the operations of the Company is either currently Year 2000 compliant or is expected to be Year 2000 compliant. With respect to systems that cannot presently be confirmed as Year 2000 compliant, the Company will continue to work with the appropriate supplier or servicer to ensure that all such systems will be rendered compliant in a timely manner, with minimal expense to the Company or disruption of the Company's operations. At March 31, 1999, the Company was not aware of any suppliers or servicers that were unable to certify Year 2000 compliance with respect to any systems, the failure of which would have a material adverse effect on the Company's operations, financial condition or results. Additionally, the Company has completed its first 10 week testing period with its main data service provider and encountered only one Year 2000 problem. This error has been corrected.

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


                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management strategy emphasizes the retention of adjustable rate loans and mortgage-backed securities in its portfolio in order to reduce the effective maturity of its assets. In addition, the Bank originates other loans, specifically consumer and commercial loans, with shorter terms to maturity or which reprice more frequently than do long-term fixed rate mortgage loans, yet provide a positive margin over the Company's cost of funds. Under the Bank's current policy, virtually all fixed rate mortgage loans are sold in the secondary market. At March 31, 1999 and June 30, 1998, fixed rate loans totaled $30.7 million, or 21.9% and $28.7 million, or 20.4% of the Company's gross loan portfolio. At such dates, adjustable rate loans totaled $109.6 million, or 78.1% and $111.9 million, or 79.6%, of the Company's gross loan portfolio.

                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


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

At December 31, 1998, the most recent date as of which the Bank's NPV information is available, 2% of the present value of the Bank's assets was $3,477,000. The interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $839,000 at December 31, 1998, which was less than 2% of the present value of the Bank's assets.

The Bank's asset/liability management strategy dictates acceptable limits on the amounts of change in NPV given certain changes in interest rates. Presented below, as of December 31, 1998 is an OTS analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and compared to Bank policy limits. OTS assumptions are used in calculating the amounts in this table.

                                                    Actual at December 31, 1998
           Changes in                                    As Measured by OTS
         Interest Rates          Bank Limit              Net Portfolio Value
         (Basis Points)           % Change            $ Change       % Change
         --------------           --------            --------       --------
                                                      (Dollars in thousands)

              +300                   60%           $      551            2.93%
              +200                   40                   839            4.46%
              +100                   15                   571            3.04%
                 0                    0                     0               0
              -100                   15                  (322)          (1.71)%
              -200                   40                  (432)          (2.30)%
              -300                   60                   (47)           (.25)%

                               WOOD BANCORP, INC.
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Management has structured its assets and liabilities to attempt to lessen exposure to interest rate risk. In case of a 300 basis point change in interest rates, First Federal would experience a 2.93% increase in NPV in a rising interest-rate environment and a .25% decrease in a declining interest-rate environment. During periods of rising interest rates, the value of monetary assets and monetary liabilities generally decline. Conversely, during periods of falling interest rates, the value of monetary assets and liabilities generally increase. However, the amount of change in value of specific assets and liabilities due to changes in interest rates is not the same in a rising interest rate environment as in a falling interest rate environment (i.e., the amount of value increase under a specific interest rate decrease may not equal the amount of value decrease under an identical interest rate increase).

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

Item 5 -       Other Information:
               In December 1998, the Company signed a definitive agreement with Sky Financial Group, Inc. ("Sky"), whereby the Company will merge with and into Sky, and the Company's subsidiary, First Federal Bank, will merge with and into Sky's subsidiary, Mid Am Bank. The merger provides for an exchange ratio of .7315 Sky common shares for each of the issued and outstanding shares of the Company's common stock. It is anticipated that the transaction will be accounted for under the pooling of interests method of accounting. The merger is expected to be completed during July 1999 following approval of regulators and the Company's shareholders.

Item 6 -       Exhibits and Reports on Form 8-K:
               (a)    Exhibit Number                               Exhibit
                      --------------                               -------
                              27                         Financial Data Schedule

               (b) No current reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WOOD BANCORP INC.
                                               (Registrant)




Date:   May 10, 1999                       /s/Richard L. Gordley
                                           ---------------------
                                           Richard L. Gordley
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:   May 10, 1999                       /s/David L. Nagel
                                           -----------------
                                           David L. Nagel
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                             Accounting Officer)